Form 10-Q
period 1995-03-31
OSBORN COMMUNICATIONS CORP /DE/
filed 1995-05-11
CIK 811714

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

                         (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995
                             or
[   ] Transition  Report Pursuant to Section 13 or 15(d)  of
the Securities Exchange Act of 1934
For the transition period from _______to _______

Commission file number 0-16841

              OSBORN COMMUNICATIONS CORPORATION
   (Exact name of registrant as specified in its charter)

               DELAWARE                       06-1142367
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)

       130 Mason Street, Greenwich, Connecticut 06830
         (Address of principal executive offices)  (Zip Code)

                       (203) 629-0905
     Registrant's telephone number, including area code

____________________________________________________________
   (Former name, former address and former fiscal year, if
                 changed since last report)

     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days. Yes  X     No______

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE LAST FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes _____       No______

            APPLICABLE ONLY TO CORPORATE ISSUERS
      Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
                                          Outstanding
               Class                      at May 9, 1995
       Common stock, $.01 par value          5,252,688
       Non-voting common stock, $.01 par value       -

                           PART I

                    FINANCIAL INFORMATION


Item 1. Financial Statements

     (1) Consolidated Balance Sheets at March 31, 1995
(unaudited) and December 31, 1994

     (2) Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994 (unaudited)

     (3) Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 (unaudited)

     (4) Consolidated Statement of Changes in Stockholders'
Equity for the three months ended March 31, 1995 (unaudited)

     (5) Notes to Unaudited Consolidated Financial
Statements

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  BALANCE  SHEETS

                                              March 31,      December 31,
                                                 1995             1994
ASSETS                                        (Unaudited)
Current assets:
  Cash and cash equivalents                   $9,598,086     $6,319,595
  Accounts receivable, less allowance
    for doubtful accounts of
    $426,290 in 1995 and $364,317 in 1994      4,619,257      5,251,295
  Distribution receivable                              -      2,264,552
  Note receivable                                      -      1,620,455
  Inventory                                    1,084,831      1,080,647
  Prepaid expenses and other current assets      832,424        772,432
    Total current assets                      16,134,598     17,308,976

Investment in affiliated companies             2,784,476      2,751,372
Property, plant and equipment, at cost,
 less accumulated depreciation of
 $16,520,343 in 1995 and $15,909,115 in 1994  15,527,827     15,746,755
Intangible assets, net of accumulated
 amortization of $14,149,132 in 1995
 and $13,295,417 in 1994                      42,373,515     43,143,010
Other noncurrent assets                          184,624        216,373
    TOTAL ASSETS                             $77,005,040    $79,166,486


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $3,620,301     $3,787,528
  Accrued wages and sales commissions            436,754        304,781
  Accrued interest payable                       592,704      1,944,787
  Accrued income taxes                           505,489        535,489
  Current portion of long-term debt            2,700,000      2,700,000
    Total current liabilities                  7,855,248      9,272,585

Long-term debt                                48,358,276     48,313,905
Deferred income taxes                          2,085,047      2,035,047
Other noncurrent liabilities                     303,842        263,107

Commitments and contingencies                          -              -
Stockholders' equity:
  Preferred stock, par value $.01 per share;
   authorized 5,000,000 shares, none issued
   and outstanding                                     -              -
  Common stock, par value $.01 per share;
   authorized 7,425,000 shares, issued and
   outstanding shares: 5,262,688 and 5,252,688
   respectively, in 1995; 5,369,747 and
   5,359,747, respectively, in 1994               52,527         53,598
  Non-voting common stock, par value $.01
   per share; authorized 75,000 shares, none
   issued and outstanding                              -              -
  Additional paid-in capital                  39,539,975     40,181,258
  Accumulated deficit                        (21,189,875)   (20,953,014)
  Total stockholders' equity                  18,402,627     19,281,842
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $77,005,040    $79,166,486

See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For the three months ended March 31, 1995 and 1994
(Unaudited)



                                        1995             1994

Net revenues                        $7,408,570       $5,049,703

Operating expenses:
  Selling, technical and program     2,693,396        1,550,747
  Direct programmed music and
    entertainment                    1,533,184        1,330,228
  General and administrative         1,779,871        1,294,299
  Depreciation and amortization      1,425,031        1,029,948
  Corporate expenses                   425,615          373,460
      Total operating expenses       7,857,097        5,578,682

Operating loss                        (448,527)        (528,979)

Other income                         1,773,436           69,540

Interest expense                     1,413,520          553,302

Equity in results of affiliated
 company                               (55,045)               -

Loss before income taxes              (143,656)      (1,012,741)

Provision for income taxes              93,205           43,456

NET LOSS                             ($236,861)     ($1,056,197)

NET LOSS PER COMMON SHARE               ($0.04)          ($0.20)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                        5,265,773        5,376,091












See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For the three months ended March 31, 1995 and 1994
(Unaudited)

                                                1995           1994
Cash flows from operating activities:
   Cash received from clients                $7,921,063     $5,263,568
   Cash paid to vendors and employees        (6,411,951)    (4,404,417)
   Interest received                            119,802         68,571
   Interest paid                             (2,661,620)      (295,611)
   Income taxes paid                            (73,205)       (48,485)
     Net cash (used in) provided by
       operating activities                  (1,105,911)       583,626

Cash flows from investing activities:
   Distributions from affiliated companies    3,918,186              -
   Proceeds from note receivable              1,620,455         77,840
   Capital expenditures                        (351,565)      (190,752)
   Expenditures for intangible assets           (84,220)             -
   Reclassification of other noncurrent
    assets                                       31,749         29,540
     Net cash provided by (used in)
      investing activities                    5,134,605        (83,372)

Cash flows from financing activities:
   Drawdown on revolving line of credit               -         51,421
   Purchase and retirement of treasury stock   (750,203)             -
   Principal payments on long-term debt
    and notes payable                                 -       (375,040)
     Net cash used in financing activities     (750,203)      (323,619)
Net increase in cash and cash equivalents     3,278,491        176,635
Cash and cash equivalents at beginning of
   period                                     6,319,595      1,321,175
Cash and cash equivalents at end of period   $9,598,086     $1,497,810

Reconciliation of net loss to net cash (used
    in) provided by operating activities:
Net loss                                      ($236,861)   ($1,056,197)
Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Depreciation and amortization               1,425,031      1,029,948
  Deferred income taxes                          50,000              -
  Non-cash interest expense                     103,983              -
  Equity in results of affiliated company        55,045              -
  Decrease in accounts receivable               632,038        312,370
  Increase in inventory                          (4,184)      (172,665)
  Distributions from affiliated companies    (1,653,634)             -
  Increase in prepaid expenses and other
    current assets                              (59,992)       (92,199)
  Increase (decrease) in accounts payable
    and accrued expenses                       (167,227)       344,150
  Increase (decrease) in accrued wages
    and sales commissions                       131,973        (34,443)
  Increase (decrease) in accrued interest
   payable                                   (1,352,083)       257,691
  Decrease in accrued income taxes              (30,000)        (5,029)
Total adjustments                              (869,050)     1,639,823
Net cash (used in) provided by operating
  activities                                ($1,105,911)      $583,626

Schedule of non-cash investing activities:
  Acquisition of radio station through the
    assumption of long-term debt                      -     $2,464,181

See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'
EQUITY
For the three months ended March 31, 1995
(Unaudited)



                     VOTING         NON-VOTING     Additional    Accumulated
                            Par              Par     Paid-in     Deficit
                 Shares    Value    Shares  Value    capital

Balance at December
 31, 1994      5,359,747    $53,598       -     -  $40,181,258   ($20,953,014)

Purchase and
  retirement of treasury
  stock         (107,059)    (1,071)      -     -     (641,283)             -

Net loss               -          -       -     -            -       (236,861)


Balance at March
  31, 1995     5,252,688    $52,527       -     -  $39,539,975   ($21,189,875)


























See accompanying notes.

              OSBORN COMMUNICATIONS CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Common share information for the 1994 period has been restated to reflect the 1-for-2 reverse stock split effected on July 11, 1994.

2. On June 30, 1994, the Company, through wholly-owned subsidiaries, acquired substantially all the assets of three FM and one AM radio stations for an aggregate of $20.0 million plus transaction costs. The acquisition included radio stations WKSF-FM/WWNC-AM, Asheville, North Carolina; WOLZ-FM, Ft. Myers, Florida; and WFKS-FM, Daytona Beach/Palatka, Florida. On August 1, 1994, the Company, through a wholly-owned subsidiary, acquired substantially all the assets of radio stations WQEN-FM/WAAX-AM, Gadsden, Alabama for $1.75 million plus transaction costs. The Gadsden market is adjacent to the Anniston market, in which the Company owns and operates its television station. The Company has applied for a waiver from the Federal Communications Commission's ("FCC") regulations prohibiting ownership of radio and television stations in the same market. Pending the FCC's ruling on the waiver application, the Gadsden radio stations have been placed in a trust which operates the stations on the Company's behalf.

The Asheville, Ft. Myers and Daytona Beach/Palatka acquisitions have been accounted for as purchases. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of the Asheville, Ft. Myers and Daytona Beach/Palatka radio stations are included in the Company's consolidated results of operations from the date of acquisition. Due to the trust arrangement, the Gadsden acquisition has been accounted for under the equity method of accounting. Accordingly, its results from operations from the date of acquisition are included in equity in results of affiliated company in the consolidated statement of operations.

3. On March 30, 1994, Atlantic City Broadcasting Corp. ("Atlantic City"), a wholly-owned subsidiary of the Company, acquired radio station WAYV-FM, Atlantic City, New Jersey, for consideration of approximately $2.7 million. The consideration consisted of a $2.7 million term loan assumed by Atlantic City. The term loan is secured by the capital stock and assets of Atlantic City, and is otherwise non-recourse to the Company and its other assets. The Atlantic City term loan agreement restricts Atlantic City's ability to pay cash dividends or make other cash distributions to the Company. The Company expects to sell the Atlantic City radio station in 1995.

The acquisition has been accounted for as a purchase.
Accordingly, the purchase price of the acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of Atlantic
City are included in the Company's consolidated results of operations from the date of acquisition.

4.     In   January   1995,  the  Company  repurchased   and
subsequently retired 107,059 unregistered shares of its common stock which were held by an institution for $642,000.

5. In January 1995, the Company received a distribution from Fairmont Communications Corporation of $2,265,000 which was earned in 1994. In February 1995, the note receivable of $1,620,000 relating to the 1988 disposition of the Toledo, Ohio radio station and Muzak franchise was received.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


On June 30, 1994, the Company, through wholly-owned subsidiaries, acquired substantially all the assets of three FM and one AM radio stations for an aggregate of $20.0 million plus transaction costs. The acquisition included radio stations WKSF-FM/WWNC-AM, Asheville, North Carolina; WOLZ-FM, Ft. Myers, Florida; and WFKS-FM, Daytona Beach/Palatka, Florida. On August 1, 1994, the Company, through a wholly-owned subsidiary, acquired substantially all the assets of radio stations WQEN-FM/WAAX-AM, Gadsden, Alabama for $1.75 million plus transaction costs (together with the Asheville, Ft. Myers and Daytona Beach/Palatka acquisitions, the "Heritage Acquisition"). The Gadsden market is adjacent to the Anniston market, in which the
Company owns and operates its television station. The Company has applied for a waiver from the Federal Communications Commission's ("FCC") regulations prohibiting ownership of radio and television stations in the same market. Pending the FCC's ruling on the waiver application, the Gadsden radio stations have been placed in a trust which operates the stations on the Company's behalf.

On March 30, 1994, Atlantic City Broadcasting Corp. ("Atlantic City"), a wholly-owned subsidiary of the Company, acquired radio station WAYV-FM, Atlantic City, New Jersey, for consideration of approximately $2.7 million. The consideration consisted of a $2.7 million term loan assumed by Atlantic City. The term loan is secured by the capital stock and assets of Atlantic City and is otherwise non-recourse to the Company and its other assets. The Company expects to sell the Atlantic City radio station in 1995.

   The Asheville, Ft. Myers, Daytona Beach/Palatka and Atlantic City acquisitions have been accounted for as purchases. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the dates of acquisition. The results of operations of Asheville, Ft. Myers, Daytona Beach/Palatka and Atlantic City are included in the Company's consolidated results of operations from the acquisition dates. Due to the trust arrangement, the Gadsden acquisition has been accounted for under the equity method of accounting. Accordingly, its results of operations from the date of acquisition are included in equity in results of affiliated company in the consolidated statement of operations.

Results of Operations

Three months ended March 31, 1995 and 1994
Net revenues of $7,409,000 in the first quarter of 1995 represent a 47% increase from 1994 first quarter net revenues of $5,050,000. The increase is primarily attributable to the radio stations acquired during 1994. If the Gadsden radio stations were included in the consolidated total, net revenues would have increased 52% over the prior year. For businesses owned and operated for a comparable period in 1995 and 1994, net revenues increased 10%. For broadcasting and related businesses operated for comparable periods, net revenues increased 11%, to $3,137,000 in the first quarter of 1995 from $2,829,000 in 1994. The increase is primarily attributable to strong performance at the Company's Wheeling radio and entertainment businesses, Jackson radio stations, and Anniston television station, as well as its other broadcasting properties. Net revenues for the programmed music division increased from $1,804,000 in 1994 to $2,059,000 in 1995, which represents a 14% increase. The increase reflects strong performance in Atlanta and Ft. Myers.

Total operating expenses increased 41%, from $5,579,000 in 1994 to $7,857,000 in 1995. The increase is primarily attributable to the radio stations acquired during 1994. If the Gadsden radio stations were included in the consolidated total, operating expenses would have increased 47% over the prior year. For businesses owned and operated for a comparable period in 1995 and 1994, total operating expenses increased 7%. The increase in operating expenses for comparable properties is attributable to the increased level of business at the Company's broadcasting, entertainment and programmed music operations.

Operating cash flow (operating income before depreciation, amortization and corporate expenses) increased 60%, to $1,402,000 in 1995 from $874,000 in 1994. The increase is primarily attributable to the radio stations acquired during 1994. Operating cash flow for businesses owned and operated for a comparable period in both years increased by 16% in the quarter. The increase for comparable properties is attributable to improved operations at the Company's broadcasting and entertainment properties and programmed music franchises, partially offset by lower operating cash flow at the hospital cable television business.

Operating loss decreased 15%, to ($449,000) in 1995 from ($529,000) in 1994. Other income of $1,773,000 in 1995 includes a distribution from Northstar Television Group of $1,572,000 (see Management Agreements). Interest expense increased to $1,414,000 in 1995 from $553,000 in 1994 due to
the   greater  level  of  debt  resulting  from   the   1994
acquisitions (see Liquidity and Capital Resources). Interest expense in 1995 includes $104,000 of non-cash interest relating to deferred financing cost and debt discount amortization.

Net loss of $237,000 in 1995 (or $0.04 per share) compares to net loss of $1,056,000 (or $0.20 per share) in 1994. Per share amounts for 1994 are adjusted for the 1-for-2 reverse stock split effected in July 1994.

Liquidity and Capital Resources

Cash flows from operating activities
In 1995, net cash used by operating activities was $1,106,000, compared to net cash provided by operating activities of $584,000 in 1994 (see "Results of Operations"). The difference is primarily attributable to the amount and timing of interest payments, partially offset by improved operations.

Cash flows from investing activities
The Company received distribution payments in the first quarter of 1995 from Fairmont Communications Corporation and Northstar Television Group totalling $3,918,000 (see Management Agreements and Results of Operations). The note receivable of $1,620,000 relating to the 1988 disposition of the Toledo, Ohio radio station and Muzak franchise was received in the first quarter of 1995.

In addition to debt service requirements, the Company's remaining liquidity demands will be for capital expenditures and to meet working capital needs. The Company made capital expenditures of $352,000 and $191,000 in the first three months of 1995 and 1994, respectively, which are primarily attributable to equipment installations related to its programmed music franchises and in 1995, improvements to technical facilities of certain of the stations acquired in 1994.

For the remainder of 1995, capital expenditures made by the Company's wholly-owned businesses will be a function of the number of installations by the programmed music franchises, as well as routine expenditures for the Company's broadcasting properties. The Company expects to make additional capital expenditures as necessary for the stations purchased in 1994. Capital expenditures for Osborn Healthcare will continue to be a function of the number of new hospitals serviced.

Cash flows from financing activities
In January 1995, the Company repurchased and subsequently retired 107,059 unregistered shares of its common stock which were held by an institution for $642,000. Also in January 1995, the Company paid $107,000 for the common shares repurchased in December 1994.

Long-term debt
Long-term debt to total capitalization increased between December 31, 1994 and March 31, 1995 from 73% to 74%. Long-term debt includes $2.7 million of debt, net of unamortized debt discount of $700,000, associated with the Atlantic City radio station. This debt is secured by the capital stock and assets of Atlantic City, and is otherwise non-recourse to the Company or its other assets. The Atlantic City term loan agreement restricts Atlantic City's ability to pay cash dividends or make other cash distributions to the Company. The Company expects to sell the Atlantic City radio station in 1995.

Working capital
At  March  31,  1995,  cash  and cash  equivalents  totalled
$9,598,000,  compared to $6,320,000 at  December  31,  1994.
Working capital increased $243,000, from $8,036,000 to $8,279,000, during the period.

The Company believes that cash flows from operations and existing funds will be sufficient to meet the Company's current cash requirements for the foreseeable future. It is not possible to ascertain the effect on the Company's liquidity that would result from potential future acquisitions, dispositions or debt repurchases. The Company expects to evaluate all viable forms of financing when examining potential future acquisitions or its capital structure. This could take the form of, among other things, additional sales of stock or notes, bank and/or institutional borrowings, or seller financing, as well as internally generated funds.

Management Agreements
The Company currently owns 25% of the stock of Fairmont Communications Corporation ("Fairmont"). Fairmont is currently managed by the Company pursuant to a management agreement, for which the Company receives an annual management fee of $125,000 plus reimbursement of out-of-pocket expenses and allocated overhead costs. In August 1992, Fairmont filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. In September 1993, Fairmont emerged from Chapter 11 upon approval by the bankruptcy court of a plan of reorganization (the "Plan"). The Plan provides for the sale of Fairmont's assets, distribution of proceeds in accordance with the Plan, and subsequent liquidation of Fairmont. All of Fairmont's stations were sold by the second quarter of 1994. The Company will continue to manage Fairmont pursuant to the amended management agreement which expires upon the liquidation of Fairmont, which is expected to occur in 1995.

The Company held a 32% interest in Northstar Television Group, Inc. ("Northstar") and managed Northstar's four television stations pursuant to a management agreement in return for reimbursement of out-of-pocket expenses and allocated overhead costs. In 1994, Northstar's creditors and equity investors reached an agreement with respect to restructuring Northstar's highly leveraged capital structure pursuant to which, among other things, the Company received a portion of accrued and unpaid management fees and will retain an economic interest. The Company's management agreement with Northstar terminated following the restructuring. In January 1995, three of Northstar's four television stations were sold and the Company received a distribution of approximately $1.6 million (see Results of Operations).

Osborn Healthcare
The   Company's  credit  agreements  allow  for   additional
investment in Osborn Healthcare by the Company of up to $2.5 million, of which approximately $500,000 has been invested.

Seasonality
For broadcasting properties, the first quarter is expected to reflect the lowest revenues and net income of the year, while the fourth quarter has historically had the highest revenues and net income. This is due in part to increases in retail advertising in the fall in preparation for the holiday season, with a subsequent reduction of business after the holidays.

The Company's entertainment properties are expected to reflect the lowest revenues and net income of the year in the first quarter due to the planned scheduling of the most popular performers during the peak spring, summer and fall seasons. Also, the Company's country music festival, Jamboree in the Hills, takes place in the third quarter.

                           PART II
                      OTHER INFORMATION

Item 1. Legal Proceedings
     Not applicable

Item 2. Changes in Securities
     Not applicable

Item 3. Defaults upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Securities
Holders
     Not applicable.

Item 5. Other information
     Not applicable

Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits
          None

     (b) Reports on Form 8-K
          None

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    OSBORN COMMUNICATIONS CORPORATION
                                   (Registrant)

Date: May 10, 1995            /s/ Frank D. Osborn
                              (Signature)
                              Frank D. Osborn
                              President and Chief Executive Officer


Date: May 10, 1995            /s/ Thomas S. Douglas
                              (Signature)
                              Thomas S. Douglas
                              Principal Financial Officer