Form 10-Q
period 1995-06-30
OSBORN COMMUNICATIONS CORP /DE/
filed 1995-08-09
CIK 811714

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                       FORM 10-Q

                        (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995 or
[  ] Transition  Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _______to _______

Commission file number 0-16841

          OSBORN COMMUNICATIONS CORPORATION
          (Exact name of registrant as specified in its charter)

          DELAWARE                       06-1142367
(State or other jurisdiction of         (I.R.S.Employer
 incorporation or organization)          Identification No.)

          130 Mason Street, Greenwich, Connecticut 06830
        (Address of principal executive offices) (Zip Code)

                    (203) 629-0905
          Registrant's telephone number, including area code

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No______

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE LAST FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes______            No______

APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
                                               Outstanding
          Class                                at August 4, 1995
     Common stock, $.01 par value                 5,252,688
     Non-voting common stock, $.01 par value              -

                         PART I

               FINANCIAL INFORMATION

Item 1. Financial Statements

     (1) Consolidated Balance Sheets at June 30, 1995 (unaudited) and December 31, 1994

     (2) Consolidated Statements of Operations for the three and six months ended June 30, 1995 and 1994 (unaudited)

     (3) Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994 (unaudited)

     (4) Consolidated Statement of Changes in Stockholders'
Equity for the six months ended June 30, 1995 (unaudited)

     (5) Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  BALANCE  SHEETS

                                                June 30,       December 31,
                                                1995           1994
ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents                      $8,658,057     $6,368,473
  Accounts receivable, less allowance
    for doubtful accounts of
    $431,705 in 1995 and $370,102 in 1994         5,598,908      5,435,792
  Distribution receivable                                 -      2,264,552
  Note receivable                                         -      1,620,455
  Inventory                                       1,170,765      1,080,647
  Prepaid expenses and other current assets         969,702        782,544
    Total current assets                         16,397,432     17,552,463

Investment in affiliated companies                  535,913        535,913
Property, plant and equipment, at cost,
  less accumulated depreciation of
  $17,297,788 in 1995 and $15,945,361 in 1994    15,952,338     16,442,810
Intangible assets, net of accumulated
  amortization of $15,028,873 in 1995
  and $13,308,848 in 1994                        42,917,121     44,418,927
Other noncurrent assets                             120,843        216,373
    Total assets                                $75,923,647    $79,166,486


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $4,172,315     $3,787,528
  Accrued wages and sales commissions               203,418        304,781
  Accrued interest payable                          152,704      1,944,787
  Accrued income taxes                              492,405        535,489
  Current portion of long-term debt               2,700,000      2,700,000
    Total current liabilities                     7,720,842      9,272,585

Long-term debt                                   48,402,647     48,313,905
Deferred income taxes                             2,135,047      2,035,047
Other noncurrent liabilities                        317,891        263,107

Commitments and contingencies                             -              -
Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 5,000,000 shares, none issued
    and outstanding                                       -              -
  Common stock, par value $.01 per share;
    authorized 7,425,000 shares, issued and
    outstanding shares: 5,262,688 and 5,252,688,
    respectively, in 1995; 5,369,747 and
    5,359,747, respectively, in 1994                 52,527         53,598
  Non-voting common stock, par value $.01
    per share; authorized 75,000 shares, none
    issued and outstanding                                -              -
  Additional paid-in capital                     39,539,975     40,181,258
  Accumulated deficit                           (22,245,282)   (20,953,014)
  Total stockholders' equity                     17,347,220     19,281,842
    Total liabilities and stockholders' equity  $75,923,647    $79,166,486


See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS for the three and six months ended June 30, 1995 and 1994
(Unaudited)

                                   Three months ended      Six months ended
                                       June 30,                June 30,
                                 1995       1994        1995        1994

Net revenues                     9,128,860  $7,077,906  $16,800,455 $12,127,609

Operating expenses:
  Selling, technical and program 3,167,607   1,828,088    6,052,500   3,378,835
  Direct programmed music and
     entertainment               1,842,105   2,056,853    3,375,289   3,387,081
  General and administrative     1,883,821   1,355,237    3,759,461   2,649,536
  Depreciation and amortization  1,460,704   1,086,034    2,916,735   2,115,982
  Corporate expenses               423,762   1,073,645      849,377   1,447,105
      Total operating expenses   8,777,999   7,399,857   16,953,362  12,978,539

Operating income (loss)            350,861    (321,951)    (152,907)   (850,930)

Other income (expense)             125,347    (323,171)   1,898,979    (253,631)

Interest expense                 1,433,490     802,019    2,847,010   1,355,321

Loss before income taxes          (957,282) (1,447,141)  (1,100,938) (2,459,882)

Provision for income taxes          98,125      57,793      191,330     101,249

Loss before extraordinary item  (1,055,407) (1,504,934)  (1,292,268) (2,561,131)

Extraordinary item:
  Loss on debt extinguishment            -    (436,329)           -    (436,329)

Net loss                       ($1,055,407)($1,941,263) ($1,292,268)($2,997,460)

Earnings per common share:
  Loss before extraordinary item    ($0.20)     ($0.28)      ($0.25)     ($0.48)
  Loss on extinguishment of debt         -       (0.08)           -       (0.08)
Net loss per common share           ($0.20)     ($0.36)      ($0.25)     ($0.56)

Weighted average common shares
    outstanding                   5,252,688  5,376,347    5,259,194   5,376,220










See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For the six months ended June 30, 1995 and 1994
(Unaudited)

                                                  1995             1994
Cash flows from operating activities:
   Cash received from clients                     $16,384,135      $11,747,282
   Cash paid to vendors and employees             (13,777,275)      (9,160,391)
   Interest received                                  245,345          142,983
   Interest paid                                   (4,430,333)      (1,647,892)
   Income taxes paid                                 (134,414)         (55,589)
     Net cash (used in) provided by
        operating activities                       (1,712,542)       1,026,393

Cash flows from investing activities:
   Distributions from affiliated companies          3,918,186                -
   Payments for business acquisitions                       -      (20,373,365)
   Proceeds from note receivable                    1,620,455          166,243
   Capital expenditures                              (771,472)        (256,558)
   Expenditures for intangible assets                (218,219)      (1,926,570)
   Reclassification of other noncurrent assets         95,530           14,732
     Net cash provided by (used in)
        investing activities                        4,644,480      (22,375,518)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                 -       48,450,163
   Proceeds from issuance of stock warrant                  -        1,774,837
   Proceeds from exercise of stock options                  -            6,000
   Purchase and retirement of treasury stock         (642,354)               -
   Principal payments on long-term debt and
       notes payable                                        -      (22,559,656)
     Net cash used in financing activities           (642,354)      27,671,344
Net increase in cash and cash equivalents           2,289,584        6,322,219
Cash and cash equivalents at beginning of period    6,368,473        1,321,175
Cash and cash equivalents at end of period         $8,658,057       $7,643,394

Reconciliation of net loss to net cash
    (used in) provided by operating activities:
Net loss                                          ($1,292,268)     ($2,997,460)
Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Depreciation and amortization                     2,916,735        2,115,982
  Loss on extinguishment of debt                            -          436,329
  Write-off of registration statement costs                 -          397,583
  Deferred income taxes                               100,000                -
  Non-cash interest expense                           208,760                -
  Decrease in accounts receivable                    (163,116)        (181,000)
  Increase in inventory                               (90,118)        (351,845)
  Distributions from affiliated companies          (1,653,634)               -
  Increase in prepaid expenses and other
      current assets                                 (187,158)         121,554
  Increase (decrease) in accounts payable
      and accrued expenses                            384,787        1,769,642
  Increase (decrease) in accrued wages
      and sales commissions                          (101,363)         (37,481)
  Increase (decrease) in accrued interest payable  (1,792,083)        (292,571)
  Decrease in accrued income taxes                    (43,084)          45,660
Total adjustments                                    (420,274)       4,023,853
Net cash (used in) provided by operating
   activities                                     ($1,712,542)      $1,026,393


Schedule of non-cash investing activities:
  Acquisition of radio station through the
        assumption of long-term debt                        -       $2,464,181

See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For the six months ended June 30, 1995
(Unaudited)



                       Voting            Non-voting    Additional
                              Par              Par     paid-in     Accumulated
                   Shares     value    Shares  value   capital     deficit


Balance at December
  31, 1994         5,359,747  $53,598       -      -   $40,181,258 ($20,953,014)

Purchase and
  retirement of treasury
  stock             (107,059)  (1,071)      -      -      (641,283)           -

Net loss                   -        -       -      -             -   (1,292,268)


Balance at June
    30, 1995       5,252,688  $52,527       -      -   $39,539,975 ($22,245,282)














See accompanying notes.

OSBORN COMMUNICATIONS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Common share information for the 1994 periods have been restated to reflect the 1-for-2 reverse stock split effected on July 11, 1994.

2. On June 30, 1994, the Company, through wholly-owned subsidiaries, acquired substantially all the assets of three FM and one AM radio stations for an aggregate of $20.0 million plus transaction costs. The acquisition included radio stations WKSF-FM/WWNC-AM, Asheville, North Carolina; WOLZ-FM, Ft. Myers, Florida; and WFKS-FM, Daytona Beach/Palatka, Florida. On August 1, 1994, the Company, through a wholly-owned subsidiary, acquired substantially all the assets of radio stations WQEN-FM/WAAX-AM, Gadsden, Alabama for $1.75 million plus transaction costs. The Gadsden market is adjacent to the Anniston market, in which the Company owns and operates its television station. The Company applied for a waiver from the Federal Communications Commission's ("FCC") regulations prohibiting ownership of radio and television stations in the same market. The FCC granted the waiver in August 1995. Prior to the FCC's ruling on the waiver application, the Gadsden radio stations were placed in a trust which operated the stations on the Company's behalf.

The acquisitions have been accounted for as purchases. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of the Asheville, Ft, Myers and Daytona Beach/Palatka radio stations are included in the Company's consolidated results of operations from the dates of acquisition. The results of operations of the Gadsden radio stations are included in the Company's consolidated results of operations since January 1, 1995. The consolidated balance sheet at December 31, 1994 has been restated to reflect the Gadsden acquisition under the purchase method of accounting. Prior to the FCC's ruling on the waiver application, the Gadsden acquisition had been accounted for under the equity method of accounting.

3. On March 30, 1994, Atlantic City Broadcasting Corp. ("Atlantic City"), a wholly-owned subsidiary of the Company, acquired radio station WAYV-FM, Atlantic City, New Jersey, for consideration of approximately $2.7 million. The consideration consisted of a $2.7 million term loan assumed by Atlantic City. The term loan is secured by the capital stock and assets of Atlantic City, and is otherwise non-recourse to the Company and its other assets. The Atlantic City term loan agreement restricts Atlantic City's ability to pay cash dividends or make other cash distributions to the Company. The Company has agreed to sell substantially all the assets of Atlantic City for $2.7 million. The transaction is expected to occur in the fourth quarter of 1995, subject to FCC approval.

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

6. On June 30, 1994, the Company entered into credit agreements totalling $50.0 million with World Subordinated Debt Partners, L.P. The proceeds were used to fund the acquisition of six radio stations (see Note 2); to repay the Company's existing long-term debt; to fund transaction expenses; and to provide working capital. The debt repayments resulted in an extraordinary loss on the extinguishment of debt of $436,000.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

On June 30, 1994, the Company acquired substantially all the assets of three FM and one AM radio stations for an aggregate of $20.0 million plus transaction costs. The acquisition included radio stations WKSF-FM/WWNC-AM, Asheville, North Carolina; WOLZ-FM, Ft. Myers, Florida; and WFKS-FM, Daytona Beach/Palatka, Florida. On August 1, 1994, the Company acquired substantially all the assets of radio stations WQEN-FM/WAAX-AM, Gadsden, Alabama for $1.75 million plus transaction costs. The Gadsden market is adjacent to the Anniston market, in which the Company owns and operates its television station. The Company applied for a waiver from the Federal Communications Commission's ("FCC") regulations prohibiting ownership of radio and television stations in the same market. The FCC granted the waiver in August 1995. Prior to the FCC's ruling on the waiver application, the Gadsden radio stations were placed in a trust which operated the stations on the Company's behalf.

On March 30, 1994, Atlantic City Broadcasting Corp. ("Atlantic City"), a wholly-owned subsidiary of the Company, acquired radio station WAYV-FM, Atlantic City, New Jersey, for consideration of approximately $2.7 million. The consideration consisted of a $2.7 million term loan assumed by Atlantic City. The term loan is secured by the capital stock and assets of Atlantic City and is otherwise non-recourse to the Company and its other assets. The Company has agreed to sell substantially all the assets of Atlantic City for $2.7 million. The transaction is expected to occur in the fourth quarter of 1995, subject to FCC approval.

The acquisitions have been accounted for as purchases. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the dates of acquisition. The results of operations of Asheville, Ft. Myers, Daytona Beach/Palatka and Atlantic City are included in the Company's consolidated results of operations from the acquisition dates. The results of operations of the Gadsden radio stations are included in the Company's consolidated results of operations since January 1, 1995. The consolidated balance sheet at December 31, 1994 has been restated to reflect the Gadsden acquisition under the purchase method of accounting. Prior to the FCC's ruling on the waiver application, the Gadsden acquisition had been accounted for under the equity method of accounting.

Results of Operations

Three months ended June 30, 1995 and 1994
Net revenues of $9,129,000 in the second quarter of 1995 represent a 29% increase from 1994 quarterly net revenues of $7,078,000. The increase is primarily attributable to the radio stations acquired during 1994. For businesses owned and operated for a comparable period in 1995 and 1994, net revenues remained stable. For broadcasting properties operated for comparable periods, net revenues increased 5%, to $3,594,000 in the second quarter of 1995 from $3,414,000 in 1994. The Anniston television station's revenues declined slightly, although the prior year included significant revenue from political advertising which typically occurs in election years. The Company's concert and entertainment businesses experienced a decrease in net revenue from the prior year primarily due to the scheduling of fewer performances by popular acts in the second quarter of 1995. Net revenues for the programmed music division increased from $2,028,000 in 1994 to $2,131,000 in 1995, which represents a 5%
increase.  The increase reflects increased equipment sales in Ft.
Myers.

Total operating expenses increased 19%, from $7,400,000 in 1994
to $8,778,000 in 1995.   The increase is primarily attributable
to the radio stations acquired during 1994, partially offset by reductions in corporate expenses of $650,000. Corporate expenses in 1994 included nonrecurring charges of approximately $500,000, primarily related to the relocation of the Company's corporate headquarters to Greenwich, Connecticut, severance costs, a new employment agreement for the Company's president and chief executive officer, and the installation of new management at the healthcare cable television business. For businesses owned and operated for a comparable period in 1995 and 1994, total operating expenses remained stable. Increases in operating expenses for the Company's broadcasting and programmed music businesses were offset by the lower level of activity in the concert and entertainment operations.

Operating cash flow (operating income before depreciation, amortization and corporate expenses) increased 22%, to $2,235,000 in 1995 from $1,838,000 in 1994. The increase is primarily attributable to the radio stations acquired during 1994. Operating cash flow for businesses owned and operated for a comparable period in both years remained stable. Increases for comparable broadcasting and programmed music properties were offset by the lower level of activity in the concert and entertainment operations. EBITDA (earnings before interest, taxes, depreciation and amortization) of $1,812,000 in the second quarter of 1995 increased 137%, from $764,000 in 1994.

Operating income of $351,000 in 1995 compares to an operating loss of $322,000 in 1994. Interest expense increased to $1,433,000 in 1995 from $802,000 in 1994 due to the greater level of debt resulting from the 1994 acquisitions (see Liquidity and Capital Resources). Interest expense in 1995 includes $105,000 of non-cash interest relating to deferred financing cost and debt discount amortization. Other income (expense) in 1994 includes approximately $400,000 of costs associated with the registration statement filed by the Company in March 1994 and withdrawn in July 1994.

Results of operations in 1994 include an extraordinary loss on the early extinguishment of debt of $436,000, or $0.08 per share.

Loss before extraordinary item of $1,055,000, or $0.20 per share, decreased from $1,505,000, or $0.28 per share, in 1994. Net loss of $1,055,000 in 1995, or $0.20 per share, compares to net loss of $1,941,000, or $0.36 per share, in 1994. Per share amounts for 1994 are adjusted for the 1-for-2 reverse stock split effected in July 1994.

Six months ended June 30, 1995 and 1994
Net revenues of $16,800,000 in the first half of 1995 represent a 39% increase from 1994 first half net revenues of $12,128,000. The increase is primarily attributable to the radio stations acquired during 1994. For businesses owned and operated for a comparable period in 1995 and 1994, net revenues increased 4%. For broadcasting properties operated for comparable periods, net revenues increased 6%, to $6,208,000 in the first half of 1995 from $5,837,000 in 1994. The increase is primarily attributable to strong performance at the Company's Wheeling, Jackson, and Atlantic City radio stations. The Anniston television station's revenues remained stable, although the prior year included significant revenue from political advertising which typically occurs in election years. The Company's concert and entertainment businesses experienced a decrease in net revenue from the prior year primarily due to the scheduling of fewer performances by popular acts in the first half of 1995. Net revenues for the programmed music division increased 9%, from $3,832,000 in 1994 to $4,190,000 in 1995.

Total operating expenses increased 31%, from $12,979,000 in 1994
to $16,953,000 in 1995.   The increase is primarily attributable
to the radio stations acquired during 1994, partially offset by reductions in corporate expenses of $598,000. For businesses owned and operated for a comparable period in 1995 and 1994,
total operating expenses increased 5%.   The increase in
operating expenses for comparable properties is attributable to the increased level of business at the Company's broadcasting and programmed music operations.

Operating cash flow increased 33%, to $3,613,000 in 1995 from $2,712,000 in 1994. The increase is primarily attributable to the radio stations acquired during 1994. Operating cash flow for businesses owned and operated for a comparable period in both years increased modestly. The increase for comparable properties is attributable to improved operations at the Company's broadcasting and programmed music franchises, partially offset by the lower level of activity at the concert and entertainment businesses and lower operating cash flow at the hospital cable television business. EBITDA increased 119%, to $2,764,000 in 1995 from $1,265,000 in 1994.

Operating loss decreased 82%, to $153,000 in 1995 from $851,000 in 1994. Other income of $1,899,000 in 1995 includes a distribution from Northstar Television Group of $1,572,000 (see Management Agreements). Other expense in 1994 includes approximately $400,000 of costs associated with the registration statement filed by the Company in March 1994 and withdrawn in July 1994. Interest expense increased to $2,847,000 in 1995 from $1,355,000 in 1994 due to the greater level of debt resulting from the 1994 acquisitions (see Liquidity and Capital Resources). Interest expense in 1995 includes $209,000 of non-cash interest relating to deferred financing cost and debt discount amortization.

Results of operations in 1994 include an extraordinary loss on the early extinguishment of debt of $436,000, or $0.08 per share.

Loss before extraordinary item of $1,292,000, or $0.25 per share, decreased from $2,561,000, or $0.48 per share, in 1994. Net loss of $1,292,000 in 1995, or $0.25 per share, compares to net loss of $2,997,000, or $0.56 per share, in 1994. Per share amounts for 1994 are adjusted for the 1-for-2 reverse stock split effected in July 1994.

Liquidity and Capital Resources

Cash flows from operating activities
In 1995, net cash used by operating activities was $1,713,000, compared to net cash provided by operating activities of $1,026,000 in 1994 (see "Results of Operations"). The difference is primarily attributable to the amount and timing of interest payments, partially offset by improved operations.

Cash flows from investing activities
The Company received distribution payments in the first quarter of 1995 from Fairmont Communications Corporation and Northstar Television Group totalling $3,918,000 (see Management Agreements and Results of Operations). The note receivable of $1,620,000 relating to the 1988 disposition of the Toledo, Ohio radio station and Muzak franchise was received in the first quarter of 1995. In the second quarter of 1994, the Company acquired four radio stations for approximately $20.4 million.

In addition to debt service requirements, the Company's remaining liquidity demands will be for capital expenditures and to meet working capital needs. The Company made capital expenditures of $771,000 and $257,000 in the first six months of 1995 and 1994, respectively, which are primarily attributable to equipment installations related to its programmed music franchises and in 1995, improvements to technical facilities of certain of the stations acquired in 1994.

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

Long-term debt
Long-term debt to total capitalization increased between December 31, 1994 and June 30, 1995 from 73% to 75%. Long-term debt includes $2.7 million of debt, net of unamortized debt discount of $700,000, associated with the Atlantic City radio station. This debt is secured by the capital stock and assets of Atlantic City, and is otherwise non-recourse to the Company or its other assets. The Atlantic City term loan agreement restricts Atlantic City's ability to pay cash dividends or make other cash
distributions to the Company.   The Company has agreed to sell
the Atlantic City radio station, subject to FCC approval. The debt will be repaid with the proceeds from the sale.

Working capital
At June 30, 1995, cash and cash equivalents totalled $8,658,000, compared to $6,368,000 at December 31, 1994. Working capital increased $397,000, from $8,280,000 to $8,677,000, during the period.

The Company believes that cash flows from operations and existing funds will be sufficient to meet the Company's current cash requirements for the foreseeable future. It is not possible to ascertain the effect on the Company's liquidity that would result from potential future acquisitions, dispositions or debt repayments. The Company expects to evaluate all viable forms of financing when examining potential future acquisitions or its capital structure. This could take the form of, among other things, additional sales of stock or notes, bank and/or institutional borrowings, or seller financing, as well as internally generated funds.

The Company is currently negotiating with a commercial bank to refinance its existing long-term debt. The refinancing, which is anticipated to occur in the third quarter of 1995, is expected to result in lower leverage, reduced interest expense and the cancellation of purchase rights with respect to 676,000 of the 1,014,000 warrant shares issued as a result of the 1994 refinancing. The repayment of the existing indebtedness will result in an extraordinary loss on the early extinguishment of debt of approximately $3.9 million.

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

                    PART II
               OTHER INFORMATION

Item 1. Legal Proceedings
     Not applicable

Item 2. Changes in Securities
     Not applicable

Item 3. Defaults upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders
The annual meeting of shareholders was held on May 16, 1995.

Frank D. Osborn, Brownlee O. Currey, Jr., H. Anthony Ittleson,
Edward G. Nelson, William G. Spears, and Robert K. Zelle were re-elected as the six directors of the Company.

The tabulation of votes cast for each director is as follows:
                         Votes For    Votes Against    Votes Abstained
     F.D. Osborn         3,672,694      375               -
     B.O. Currey, Jr.    3,672,694      375               -
     H.A. Ittleson       3,672,694      375               -
     E.G. Nelson         3,672,694      375               -
     W.G. Spears         3,672,694      375               -
     R.K. Zelle          3,672,694      375               -

The shareholders approved the selection of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 1995. The tabulation of votes cast for the selection of Ernst & Young LLP is as follows:
                    Votes For    Votes Against    Votes Abstained
                    3,672,090    804              175

Item 5. Other information
     Not applicable

Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits
          Assets Purchase Agreement dated as of June 9, 1995 by and between Atlantic City Broadcasting Corp. and Atlantic-Allur, Inc.

     (b) Reports on Form 8-K
          None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    OSBORN COMMUNICATIONS CORPORATION
                                   (Registrant)

Date: August 8, 1995               /s/ Frank D. Osborn
                                   (Signature)
                                   Frank D. Osborn
                                   President and Chief Executive Officer


Date: August 8, 1995               /s/ Thomas S. Douglas
                                   (Signature)
                                   Thomas S. Douglas
                                   Principal Financial Officer