Form 10-Q
period 1995-09-30
OSBORN COMMUNICATIONS CORP /DE/
filed 1995-11-13
CIK 811714

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

                         (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995
                             or
[   ] Transition  Report Pursuant to Section 13 or 15(d)  of
the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission file number 0-16841

              OSBORN COMMUNICATIONS CORPORATION
   (Exact name of registrant as specified in its charter)

               DELAWARE                       06-1142367
(State or other jurisdiction of             (I.R.S.Employer
incorporation or organization)             Identification No.)

       130 Mason Street, Greenwich, Connecticut 06830
     (Address of principal executive offices)(Zip Code)

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

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE LAST FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes_____        No______

            APPLICABLE ONLY TO CORPORATE ISSUERS
      Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
                                              Outstanding
        Class                              at November 6, 1995
   Common stock, $.01 par value                5,276,347
   Non-voting common stock, $.01 par value             -

                           PART I

                    FINANCIAL INFORMATION


Item 1. Financial Statements

     (1) Consolidated Balance Sheets at September 30, 1995
       (unaudited) and December 31, 1994

     (2) Consolidated Statements of Operations for the three and nine months ended September 30, 1995 and 1994
       (unaudited)

     (3) Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 (unaudited)

     (4) Consolidated Statement of Changes in Stockholders'
       Equity for the nine months ended September 30, 1995
       (unaudited)

     (5) Notes to Unaudited Consolidated Financial
       Statements

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  BALANCE  SHEETS


                                            September 30,     December 31,
                                                    1995             1994
                                              (Unaudited)
Current assets:
  Cash and cash equivalents                   $2,181,164       $6,368,473
  Accounts receivable, less allowance
    for doubtful accounts of $486,677
    in 1995 and $370,102 in 1994               5,310,749        5,435,792
  Distribution receivable                              -        2,264,552
  Note receivable                                      -        1,620,455
  Inventory                                    1,078,835        1,080,647
  Prepaid expenses and other current assets    1,652,088          782,544
    Total current assets                      10,222,836       17,552,463

Investment in affiliated companies               530,640          535,913
Property, plant and equipment, at cost,
   less accumulated depreciation of
   $17,884,306 in 1995 and $15,945,361
   in 1994                                    15,487,820       16,442,810
Intangible assets, net of accumulated
   amortization of $15,578,240 in 1995
   and $13,308,848 in 1994                    41,423,105       44,418,927
Other noncurrent assets                          124,561          216,373
    Total assets                             $67,788,962      $79,166,486


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $3,118,329       $3,787,528
  Accrued wages and sales commissions            142,703          304,781
  Accrued interest payable                       579,812        1,944,787
  Accrued income taxes                           474,228          535,489
  Current portion of long-term debt            2,700,000        2,700,000
    Total current liabilities                  7,015,072        9,272,585

Long-term debt                                44,500,000       48,313,905
Deferred income taxes                          2,185,047        2,035,047
Other noncurrent liabilities                     280,927          263,107

Commitments and contingencies                          -                -
Stockholders' equity:
  Preferred stock, par value $.01 per
    share; authorized 5,000,000 shares,
    none issued and outstanding                        -                -
  Common stock, par value $.01 per share;
    authorized 7,425,000 shares, issued
    and outstanding shares: 5,286,347 and
    5,276,347 respectively, in 1995;
    5,369,747 and 5,359,747, respectively,
    in 1994                                       52,764           53,598
  Non-voting common stock, par value $.01
    per share; authorized 75,000 shares,
    none issued and outstanding                        -                -
  Additional paid-in capital                  39,694,601       40,181,258
  Accumulated deficit                        (25,939,449)     (20,953,014)
  Total stockholders' equity                  13,807,916       19,281,842
    Total liabilities and stockholders'
       equity                                $67,788,962      $79,166,486


See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For the three and nine months ended September 30, 1995 and 1994
(Unaudited)


                          Three months ended           Nine months ended
                             September 30,               September 30,
                          1995          1994          1995          1994

Net revenues              $12,001,802   $11,547,756   $28,802,257   $23,675,365

Operating expenses:
  Selling, technical
    and program             2,817,392     2,744,017     8,869,892     6,122,852
  Direct programmed music
    and entertainment       3,773,692     3,243,356     7,148,981     6,630,437
  General and
    administrative          2,031,876     1,955,865     5,791,337     4,605,401
  Depreciation and
    amortization            1,398,887     1,329,817     4,315,622     3,445,799
  Corporate expenses          426,674       480,510     1,276,051     1,927,615
      Total operating
        expenses           10,448,521     9,753,565    27,401,883    22,732,104

Operating income            1,553,281     1,794,191     1,400,374       943,261

Other income (expense)         76,030       117,320     1,975,009      (136,311)

Interest expense            1,290,320     1,454,115     4,137,330     2,809,436

Equity in loss of
  affiliated company           (5,273)            -        (5,273)            -

Income (loss) before
   income taxes               333,718       457,396      (767,220)   (2,002,486)

Provision for income taxes    106,824        49,958       298,154       151,207

Income (loss) before
   extraordinary item         226,894       407,438    (1,065,374)   (2,153,693)

Extraordinary item:
   Loss on debt
     extinguishment        (3,921,061)            -    (3,921,061)     (436,329)

Net income (loss)         ($3,694,167)     $407,438   ($4,986,435)  ($2,590,022)

Earnings per common share:
   Income (loss) before
     extraordinary item         $0.05         $0.08        ($0.20)       ($0.40)
   Loss on extinguishment
      of debt                   (0.75)            -         (0.75)        (0.08)
Net income (loss) per
  common share                 ($0.70)        $0.08        ($0.95)       ($0.48)

Weighted average common
 shares outstanding         5,256,292     5,377,590     5,258,216     5,376,681


See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)

                                                    1995              1994
Cash flows from operating activities:
   Cash received from clients                   $28,557,416    $21,686,950
   Cash paid to vendors and employees           (24,415,386)   (18,080,461)
   Interest received                                321,375        280,268
   Interest paid                                 (5,216,445)    (3,000,189)
   Income taxes paid                              (209,415)        (57,725)
     Net cash (used in) provided by
         operating activities                     (962,455)        828,843

Cash flows from investing activities:
   Distributions from affiliated companies       3,918,186               -
   Payments for business acquisitions                    -     (22,290,337)
   Proceeds from note receivable                 1,620,455         242,498
   Capital expenditures                           (966,132)       (686,904)
   Expenditures for intangible assets             (143,044)              -
   Reclassification of other noncurrent assets      91,812         (12,083)
     Net cash provided by (used in)
       investing activities                      4,521,277     (22,746,826)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt     44,500,000      48,460,982
   Proceeds from issuance of stock warrant               -       1,774,837
   Debt issuance costs                          (1,258,640)     (1,921,362)
   Proceeds from exercise of stock options         154,863           6,000
   Purchase and retirement of treasury stock      (642,354)              -
   Prepayment penalty on debt retirement          (500,000)              -
   Principal payments on long-term debt and
     notes payable                             (50,000,000)    (23,286,671)
     Net cash (used in) provided by
       financing activities                     (7,746,131)     25,033,786
Net (decrease) increase in cash and
   cash equivalents                             (4,187,309)      3,115,803
Cash and cash equivalents at beginning
   of period                                     6,368,473       1,321,175
Cash and cash equivalents at end of period      $2,181,164      $4,436,978

Reconciliation of net loss to net cash (used
  in) provided by operating activities:
Net loss                                      ($4,986,435)     ($2,590,022)
Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Depreciation and amortization                 4,315,622        3,415,799
  Loss on extinguishment of debt                3,921,061          436,329
  Write-off of registration statement costs             -          397,583
  Equity in loss of affiliated company              5,273           11,052
  Deferred income taxes                           150,000                -
  Non-cash interest expense                       285,860                -
  Decrease (increase) in accounts receivable      125,043       (1,453,987)
  Decrease (increase) in inventory                  1,812         (276,262)
  Distributions from affiliated companies      (1,653,634)               -
  Increase in prepaid expenses and other
    current assets                               (869,544)        (175,557)
  Increase (decrease) in accounts payable
    and accrued expenses                         (669,199)       1,242,218
  Decrease in accrued wages and sales
    commissions                                  (162,078)         (81,039)
  Decrease in accrued interest payable         (1,364,975)        (190,753)
  Increase (decrease) in accrued income taxes     (61,261)          93,482
Total adjustments                               4,023,980        3,418,865
Net cash (used in) provided by operating
   activities                                   ($962,455)        $828,843

Schedule of non-cash investing activities:
  Acquisition of radio station through the
    assumption of long-term debt                        -       $2,464,181


See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'
EQUITY
For the nine months ended September 30, 1995
(Unaudited)



                         Voting         Non-voting    Additional
                                Par            Par    paid-in      Accumulated
                     Shares     value  Shares  value  capital      deficit


Balance at
 December 31, 1994   5,359,747  $53,598     -      -  $40,181,258  ($20,953,014)

Purchase and
 retirement of
 treasury stock       (107,059)  (1,071)    -      -     (641,283)            -

Exercise of options     23,659      237     -      -      154,626             -

 Net loss                    -        -     -      -            -    (4,986,435)

Balance at
 September 30, 1995  5,276,347  $52,764     -      -  $39,694,601  ($25,939,449)





See accompanying notes.

              OSBORN COMMUNICATIONS CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 1995



1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented.

2. In August 1995, the Company agreed to acquire substantially all the assets of radio stations WKII-AM/WEEJ-FM, Port Charlotte, Florida from Kneller Broadcasting of Charlotte County, Inc. for $2.85 million, subject to Federal Communications Commission ("FCC") approval and license renewal. In the event that the Company is able to relocate WEEJ-FM's broadcast antenna to the Company's Pine Island, Florida tower, additional consideration of $750,000 will be paid. Pending the closing of the transaction, which is expected in 1996, the stations are being managed by the Company pursuant to a Local Marketing Agreement.

In September 1995, the Company agreed to sell substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York to Pilot Communications of Syracuse, Inc. for $12.5 million, subject to FCC approval. Pending the closing of the transaction, which is expected in early 1996, the stations are being managed by the purchaser pursuant to a Local Marketing Agreement.

In September 1995, the Company agreed to sell substantially all the assets of radio stations WWRD-FM, Jacksonville, Florida/Brunswick, Georgia and WFKS-FM, Daytona Beach/Palatka, Florida, as well as the Company's 50% interest in the broadcast tower serving WWRD-FM to Renda
Broadcasting Corporation for total consideration of $6.5 million. The closing of the transactions is subject to FCC approval and, in the case of WFKS-FM, to license renewal. The sale of WWRD-FM is expected to close in late 1995 and the sale of WFKS-FM is expected to close in the second quarter of 1996. Pending the closing of the transactions, the stations are being managed by the purchaser pursuant to a Local Marketing Agreement.

3. In August 1995, the Company entered into a credit facility of $56.0 million with Society National Bank. The facility consists of a $46.0 million revolving credit agreement and a $10.0 million facility which may be used for acquisitions. The initial drawdown of $44.5 million, along with the Company's existing funds, was used to repay existing loans from a financial institution totalling $50.0 million (see Note 8) plus transaction costs. Along with the repayment of debt, the Company was able to cancel purchase rights with respect to 676,000 warrant shares of the 1,014,000 warrant shares issued with the previous loans.

As a result of the repayment of the loans, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $3.9 million. The extraordinary loss is primarily due to non-cash charges from the write-off of deferred financing costs and debt discount.

4. On June 30, 1994, the Company, through wholly-owned subsidiaries, acquired substantially all the assets of three FM and one AM radio stations for an aggregate of $20.0 million plus transaction costs. The acquisition included radio stations WKSF-FM/WWNC-AM, Asheville, North Carolina; WOLZ-FM, Ft. Myers, Florida; and WFKS-FM, Daytona Beach/Palatka, Florida. On August 1, 1994, the Company, through a wholly-owned subsidiary, acquired substantially all the assets of radio stations WQEN-FM/WAAX-AM, Gadsden, Alabama for $1.75 million plus transaction costs. The Gadsden market is adjacent to the Anniston market, in which the Company owns and operates its television station. The Company applied for a waiver from the FCC's regulations prohibiting ownership of radio and television stations in the same market. The FCC granted the waiver in August 1995. Prior to the FCC's ruling on the waiver application, the Gadsden radio stations were placed in a trust which operated the stations on the Company's behalf.

The acquisitions have been accounted for as purchases. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of the acquired properties are included in the Company's consolidated results of operations from the dates of acquisition. The consolidated balance sheet at December 31, 1994 and the consolidated statements of operations for the 1994 periods have been restated to reflect the Gadsden acquisition under the purchase method of accounting. Prior to the FCC's ruling on the waiver application, the Gadsden acquisition had been accounted for under the equity method of accounting.

5. On March 30, 1994, Atlantic City Broadcasting Corp. ("Atlantic City"), a wholly-owned subsidiary of the Company, acquired radio station WAYV-FM, Atlantic City, New Jersey, for consideration of approximately $2.7 million. The consideration consisted of a $2.7 million term loan assumed by Atlantic City. The term loan is secured by the capital stock and assets of Atlantic City, and is otherwise non-recourse to the Company and its other assets. The Atlantic City term loan agreement restricts Atlantic City's ability to pay cash dividends or make other cash distributions to the Company. The acquisition has been accounted for as a purchase. Accordingly, the purchase price of the acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of Atlantic City are included in the Company's consolidated results of operations from the date of acquisition.

In the second quarter of 1995, the Company agreed to sell substantially all the assets of Atlantic City, subject to FCC approval. The purchaser has defaulted on the sale agreement and the Company has cancelled such agreement. The Company plans to sell substantially all the assets of Atlantic City.

6.     In   January   1995,  the  Company  repurchased   and
subsequently retired 107,059 unregistered shares of its common stock which were held by an institution for $642,000.

7. In January 1995, the Company received a distribution from Fairmont Communications Corporation of $2,265,000 which was earned in 1994. In February 1995, the note receivable of $1,620,000 relating to the 1988 disposition of the Toledo, Ohio radio station and Muzak franchise was received.

8. On June 30, 1994, the Company entered into credit agreements totalling $50.0 million with a financial institution (see Note 3). The proceeds were used to fund the acquisition of six radio stations (see Note 4); to repay the Company's existing long-term debt; to fund transaction expenses; and to provide working capital. The debt repayments resulted in an extraordinary loss on the extinguishment of debt of $436,000.


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

On March 30, 1994, Atlantic City Broadcasting Corp. ("Atlantic City"), a wholly-owned subsidiary of the Company, acquired radio station WAYV-FM, Atlantic City, New Jersey, for consideration of approximately $2.7 million. The consideration consisted of a $2.7 million term loan assumed by Atlantic City. The term loan is secured by the capital stock and assets of Atlantic City and is otherwise non-recourse to the Company and its other assets. In the second quarter of 1995, the Company agreed to sell substantially all the assets of Atlantic City, subject to FCC approval. The purchaser has defaulted on the sale agreement and the Company has cancelled such agreement. The Company plans to sell substantially all the assets of Atlantic City.

The acquisitions have been accounted for as purchases. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of the acquired properties are included in the Company's consolidated results of operations from the dates of acquisition. The consolidated balance sheet at December 31, 1994 and the consolidated statements of operations for the 1994 periods have been restated to reflect the Gadsden acquisition under the purchase method of accounting. Prior to the FCC's ruling on the waiver application, the Gadsden acquisition had been accounted for under the equity method of accounting.

Pending Transactions

In August 1995, the Company agreed to acquire substantially all the assets of radio stations WKII-AM/WEEJ-FM, Port Charlotte, Florida from Kneller Broadcasting of Charlotte County, Inc. for $2.85 million, subject to FCC approval and license renewal. In the event that the Company is able to relocate WEEJ-FM's broadcast antenna to the Company's Pine Island, Florida tower, additional consideration of $750,000 will be paid. Pending the closing of the transaction, which is expected in 1996, the stations are being managed by the Company pursuant to a Local Marketing Agreement.

In September 1995, the Company agreed to sell substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York to Pilot Communications of Syracuse, Inc. for $12.5 million, subject to FCC approval. Pending the closing of the transaction, which is expected in early 1996, the stations are being managed by the purchaser pursuant to a Local Marketing Agreement.

In September 1995, the Company agreed to sell substantially all the assets of radio stations WWRD-FM, Jacksonville, Florida/Brunswick, Georgia and WFKS-FM, Daytona Beach/Palatka, Florida, as well as the Company's 50% interest in the broadcast tower serving WWRD-FM to Renda Broadcasting Corporation for total consideration of $6.5 million. The closing of the transactions is subject to FCC approval and, in the case of WFKS-FM, to license renewal. The sale of WWRD-FM is expected to close in late 1995 and the sale of WFKS-FM is expected to close in the second quarter of 1996. Pending the closing of the transactions, the stations are being managed by the purchaser pursuant to a Local Marketing Agreement.


Results of Operations

Three months ended September 30, 1995 and 1994
Net revenues of $12,002,000 in the third quarter of 1995 represent a 4% increase from 1994 quarterly net revenues of $11,548,000. Net revenues in 1994 include management fee revenue of $572,000 related to the sale of Fairmont Communications Corporation's ("Fairmont") radio stations (see Management Agreements). For businesses owned and operated for a comparable period in 1995 and 1994, net revenues increased 10%. For broadcasting properties operated for comparable periods, net revenues increased 9%, to $8,979,000 in the third quarter of 1995 from $8,232,000 in 1994. The increase is primarily attributable to strong performance by the Wheeling concert and entertainment operations and Asheville radio stations, partially offset by reduced revenue at the Syracuse radio stations. Net revenues for the programmed music division increased from $2,274,000 in 1994 to $2,430,000 in 1995, which represents a 7% increase.

Total operating expenses increased 7%, from $9,754,000 in 1994 to $10,449,000 in 1995. The increase is primarily attributable to the increased level of activity at the concert and entertainment businesses, partially offset by reductions in corporate expenses.

Operating cash flow (operating income before depreciation, amortization and corporate expenses) decreased 6%, to $3,379,000 in 1995 from $3,605,000 in 1994. The decrease is attributable to the Fairmont management fee revenue earned in 1994 of $572,000. Operating cash flow for businesses owned and operated for a comparable period in both years increased by 13%. EBITDA (earnings before interest, taxes, depreciation and amortization) of $2,952,000 in the third quarter of 1995 decreased 6%, from $3,124,000 in 1994, due to the Fairmont management fee revenue in 1994.

Operating   income  of  $1,553,000  in  1995   compares   to
$1,794,000 in 1994. Interest expense decreased to $1,290,000 in 1995 from $1,454,000 in 1994, primarily attributable to the lower debt level and cost of capital related to the August 1995 debt refinancing (see Liquidity and Capital Resources). Interest expense in 1995 includes $77,000 of non-cash interest relating to deferred financing cost and debt discount amortization.

Due to the debt refinancing (see Long-term debt) undertaken in August 1995, net loss includes an extraordinary loss on the early extinguishment of debt of $3,921,000, or $0.75 per share. Along with the repayment of debt, the Company was able to cancel purchase rights with respect to 676,000 warrant shares of the 1,014,000 warrant shares issued with the previous loans. The extraordinary loss is primarily due to non-cash charges from the write-off of deferred financing costs and debt discount.

Income before extraordinary item of $227,000, or $0.05 per share, compared to income before extraordinary item of
$407,000, or $0.08 per share, in 1994. Net loss of $3,694,000 in 1995, or $0.70 per share, compares to net income of $407,000, or $0.08 per share, in 1994.

Nine months ended September 30, 1995 and 1994
Net revenues of $28,802,000 in the first nine months of 1995 represent a 22% increase from 1994 net revenues of $23,675,000. The increase is primarily attributable to the radio stations acquired during 1994. Net revenues in 1994 include management fee revenue of $572,000 related to the sale of Fairmont's radio stations (see Management Agreements). For businesses owned and operated for a comparable period in 1995 and 1994, net revenues increased 7%. For broadcasting properties operated for comparable periods, net revenues increased 7%, to $16,477,000 in the first nine months of 1995 from $15,470,000 in 1994. The increase is primarily attributable to strong performance at the Company's Wheeling, Asheville, Jackson, and Atlantic City properties, partially offset by decreased revenue at the Syracuse radio stations. The Anniston television station's revenues declined slightly, although the prior year included significant revenue from political advertising which typically occurs in election years. Net revenues for the programmed music division increased 8%, from $6,106,000 in 1994 to $6,620,000 in 1995.

Total operating expenses increased 21%, from $22,732,000 in 1994 to $27,402,000 in 1995. The increase is primarily attributable to the radio stations acquired during 1994, partially offset by reductions in corporate expenses of $652,000. For businesses owned and operated for a comparable period in 1995 and 1994, total operating expenses increased 7%.

Operating cash flow increased 11%, to $6,992,000 in 1995 from $6,317,000 in 1994. The increase is primarily attributable to the radio stations acquired during 1994, as well as improved operations at the Company's broadcast and entertainment properties owned for comparable periods in both years. Results in 1994 include Fairmont management fee revenue of $572,000. Operating cash flow for businesses owned and operated for a comparable period in both years increased by 8%. The increase for comparable properties is attributable to improved operations at the Company's broadcasting, entertainment and programmed music franchises. EBITDA increased 30%, to $5,716,000 in 1995 from $4,389,000 in 1994.

Operating income increased 48%, to $1,400,000 in 1995 from $943,000 in 1994. Other income of $1,975,000 in 1995 includes a distribution from Northstar Television Group of $1,572,000 (see Management Agreements). Other expense in 1994 includes approximately $400,000 of costs associated with the registration statement filed by the Company in March 1994 and withdrawn in July 1994. Interest expense increased to $4,137,000 in 1995 from $2,809,000 in 1994 due to the greater level of debt resulting from the 1994 acquisitions (see Liquidity and Capital Resources). Interest expense in 1995 includes $286,000 of non-cash interest relating to deferred financing cost and debt discount amortization.

Due to the debt refinancing (see Long-term debt) undertaken in August 1995, net loss in 1995 includes an extraordinary loss on the early extinguishment of debt of $3,921,000, or $0.75 per share. Results in 1994 include an extraordinary loss on the early extinguishment of debt of $436,000, or $0.08 per share.

Loss before extraordinary item of $1,065,000, or $0.20 per share, decreased from $2,154,000, or $0.40 per share, in
1994.   Net loss of $4,986,000 in 1995, or $0.95 per  share,
compares to net loss of $2,590,000, or $0.48 per share, in 1994. Per share amounts for 1994 are adjusted for the 1-for-2 reverse stock split effected in July 1994.

Liquidity and Capital Resources

Cash flows from operating activities
In 1995, net cash used in operating activities was $962,000, compared to net cash provided by operating activities of
$829,000  in  1994  (see  Results  of  Operations).    The
difference is primarily attributable to the amount and timing of interest payments, partially offset by improved operations.

Cash flows from investing activities
The Company received distribution payments in the first quarter of 1995 from Fairmont Communications Corporation and Northstar Television Group totalling $3,918,000 (see Management Agreements and Results of Operations). The note receivable of $1,620,000 relating to the 1988 disposition of the Toledo, Ohio radio station and Muzak franchise was received in the first quarter of 1995. In the second and third quarters of 1994, the Company acquired six radio stations for approximately $22.3 million.

In addition to debt service requirements, the Company's remaining liquidity demands will be for capital expenditures and to meet working capital needs. The Company made capital expenditures of $966,000 and $687,000 in the first nine months of 1995 and 1994, respectively, which are primarily attributable to equipment installations related to its programmed music franchises and improvements to technical facilities of certain of the stations acquired in 1994.

For the remainder of 1995, capital expenditures made by the Company's wholly-owned businesses will be a function of the number of installations by the programmed music franchises, as well as routine expenditures for the Company's broadcasting properties. The Company is in the process of relocating its Ft. Myers, Florida radio station to new studio and office space and expects to make additional capital expenditures as necessary.

Cash flows from financing activities
In January 1995, the Company repurchased and subsequently retired 107,059 unregistered shares of its common stock which were held by an institution for $642,000. Also in January 1995, the Company paid $107,000 for the common shares repurchased in December 1994.

Long-term debt
In August 1995, the Company entered into a credit facility of $56.0 million with Society National Bank. The facility consists of a $46.0 million revolving credit agreement and a $10.0 million facility which may be used for acquisitions. The initial drawdown of $44.5 million, along with the Company's existing funds, was used to repay existing debt issued in 1994 from a financial institution totalling $50.0 million plus transaction costs. Along with the repayment of debt, the Company was able to cancel purchase rights with respect to 676,000 warrant shares of the 1,014,000 warrant shares issued with the previous loans.

As a result of the repayment of the loans, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $3.9 million (see Results of Operations).

Long-term debt to total capitalization increased between December 31, 1994 and September 30, 1995 from 73% to 77%. Long-term debt includes $2.7 million of debt, net of unamortized debt discount of $700,000, associated with the Atlantic City radio station. The Atlantic City debt is secured by the capital stock and assets of Atlantic City, and is otherwise non-recourse to the Company or its other assets. The Atlantic City term loan agreement restricts Atlantic City's ability to pay cash dividends or make other cash distributions to the Company. The Company plans to sell the Atlantic City radio station. The Atlantic City debt will be repaid with the proceeds from the sale.

Working capital
At September 30, 1995, cash and cash equivalents totalled $2,181,000, compared to $6,368,000 at December 31, 1994.
Working capital decreased $5,072,000, from $8,280,000 to $3,208,000 during the period, primarily due to the repayment of long-term debt.

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

Management Agreements
The Company currently owns 25% of the stock of Fairmont Communications Corporation ("Fairmont"). Fairmont is currently managed by the Company pursuant to a management agreement, for which the Company receives a modest management fee plus reimbursement of out-of-pocket expenses and allocated overhead costs. All of Fairmont's stations were sold by the second quarter of 1994. The Company will continue to manage Fairmont pursuant to the management agreement which expires upon the liquidation of Fairmont, which is expected to occur in 1995.

The Company held a 32% interest in Northstar Television Group, Inc. ("Northstar") and managed Northstar's four television stations pursuant to a management agreement in return for reimbursement of out-of-pocket expenses and allocated overhead costs. In 1994, Northstar's creditors and equity investors reached an agreement with respect to restructuring Northstar's highly leveraged capital structure pursuant to which, among other things, the Company received a portion of accrued and unpaid management fees and retains an economic interest. The Company's management agreement with Northstar terminated following the restructuring. In January 1995, three of Northstar's four television stations were sold and the Company received a distribution of approximately $1.6 million (see Results of Operations).

Osborn Healthcare
The   Company's  credit  agreements  allow  for   additional
investment in Osborn Healthcare by the Company of up to $2.5 million, of which approximately $700,000 has been invested.

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

                           PART II
                      OTHER INFORMATION

Item 1. Legal Proceedings
     Not applicable

Item 2. Changes in Securities
     Not applicable

Item 3. Defaults upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Securities
     Holders
     Not applicable

Item 5. Other information
     Not applicable

Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits
          Loan Agreement by and among Osborn Communications
          Corporation, Society National Bank, and the
          Financial Institutions Listed Herein as of August
          18, 1995

          Assets Purchase Agreement dated as of August 31,
          1995 by and between Kneller Broadcasting of Charlotte County, Inc. and Osborn Communications
          Corporation

          Asset Purchase Agreement dated as of August 31,
          1995 by and between Nelson Broadcasting
          Corporation and Renda Broadcasting Corporation

          Asset Purchase Agreement dated as of August 31,
          1995 by and between Daytona Beach Broadcasting
          Corporation and Renda Broadcasting Corporation

          Stock Purchase Agreement between Renda
          Broadcasting Corporation and SNG Holdings, Inc., the sole stockholder of Nelson Tower Corporation, dated as of August 31, 1995

          Asset Purchase Agreement between Pilot
          Communications of Syracuse, Inc. and Orange
          Communications, Inc. dated as of September 18,
          1995

     (b) Reports on Form 8-K
          None

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    OSBORN COMMUNICATIONS CORPORATION
                                   (Registrant)

Date: November 7, 1995   /s/ Frank D. Osborn
                         (Signature)
                         Frank D. Osborn
                         President and Chief Executive
                         Officer


Date: November 7, 1995   /s/ Thomas S. Douglas
                         (Signature)
                         Thomas S. Douglas
                         Principal Financial Officer