Form 10-K405
period 1995-12-31
OSBORN COMMUNICATIONS CORP /DE/
filed 1996-03-27
CIK 811714

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                         COMMISSION FILE NUMBER 0-16841

                            ------------------------

                       OSBORN COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 06-1142367
            (STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

            130 MASON STREET, GREENWICH, CT                                        06830
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 629-0905

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION L2(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,491,494 as of March 13, 1996.

     The number of shares outstanding of the registrant's classes of common stock as of March 13, 1996 was as follows: Common Stock -- 5,276,847 shares; Non-Voting Common Stock -- none.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Part III are incorporated herein by reference to the definitive Proxy Statement for the annual meeting of shareholders on May 22, 1996.

________________________________________________________________________________

                       OSBORN COMMUNICATIONS CORPORATION
                               DECEMBER 31, 1995
                                     INDEX

                                                                                                             PAGE
PART I

Item 1.    Business.......................................................................................     2

Item 2.    Properties.....................................................................................    11

Item 3.    Legal Proceedings..............................................................................    12

Item 4.    Submission of Matters to a Vote of Security Holders............................................    12

Executive Officers of the Registrant......................................................................    12

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......................    13

Item 6.    Selected Financial Data........................................................................    13

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........    14

Item 8.    Financial Statements and Supplementary Data....................................................    21

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    38

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................    38

Item 11.   Executive Compensation.........................................................................    38

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................    38

Item 13.   Certain Relationships and Related Transactions.................................................    38

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    38

                                     PART I

ITEM 1. BUSINESS

     Osborn Communications Corporation (the 'Company') was organized in 1984 and is a broadcasting company primarily engaged in the operation of radio stations in medium and small markets throughout the United States. In conjunction with several of its radio stations, the Company promotes country music festivals and concerts through Company-owned entertainment properties. The Company also distributes programmed music, primarily Muzak, through exclusive franchises in Florida and Georgia, and provides cable television entertainment and/or interactive educational services to hospitals throughout the United States.

     At December 31, 1995, the Company owned sixteen radio stations (eleven FM and five AM) in medium-sized and small markets, primarily in the eastern United States. These stations feature a variety of music formats of which country music is the most prevalent. The Company also owns four programmed music and sound equipment distributorships, a concert hall and certain country music shows and festivals, and a hospital cable television company. In addition, the Company has a 50% non-voting ownership interest (without control) of an FM radio station in San Carlos Park/Ft. Myers, Florida, a 25% ownership interest in Fairmont Communications Corporation ('Fairmont'), and an economic interest in Northstar Television Group, Inc. ('Northstar') (see Fairmont and Northstar Management Agreements).

     The  Company  derives  revenue from  broadcasting  and  related businesses,
programmed  music  and   sound  equipment  distribution,   and  hospital   cable
television. The gross revenue contributed by each is as follows:

                                                                             GROSS REVENUE
                                                                        -----------------------
                                                                        1995     1994     1993
                                                                        -----    -----    -----
                                                                             (IN MILLIONS)
Broadcasting and related businesses..................................   $30.3    $25.1    $19.3
Programmed music and sound equipment distribution....................   $ 9.4    $ 8.3    $ 7.2
Hospital cable television............................................   $ 1.7    $ 1.8    $ 1.8

     Since its inception, the Company has used a variety of sources, including bank and institutional borrowings, sales of common stock to private investors and to the public, the sale of publicly-traded notes, and seller financing to finance its acquisitions. The Company has used leverage to maximize the potential returns on its investments.

     In August 1995, the Company entered into a credit facility of $56.0 million with Society National Bank (the 'Credit Facility'). The Credit Facility consists of a $46.0 million revolving credit facility and a $10.0 million facility which may be used for acquisitions. The initial drawdown of $44.5 million, along with the Company's internally generated funds, was used to repay loans totalling $50.0 million, at 101% of par value under the Company's outstanding debt facilities and to pay transaction costs.

     In July 1994, the Company effected a 1-for-2 reverse stock split. All share data contained in Part I of this Annual Report on Form 10-K reflect the reverse stock split.

     Acquisitions and Dispositions. The Company has made numerous acquisitions and dispositions, primarily of radio stations. The acquisitions and dispositions for 1995 and 1994 are more fully described in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

BROADCASTING

     Radio Operating Strategy. The Company's operating strategy is designed to capitalize on competitive dynamics unique to medium and small radio markets.
Typically, these markets are characterized by lower revenues and fewer competitors than large markets. In addition, because of the greater revenue potential in larger markets, the Company believes medium and small markets tend to attract small, local operators, rather than experienced, large market broadcasting companies with sizable station portfolios and significant capital. As a result, medium and small markets tend to be dominated by a few stations targeting the most profitable demographic segments. In markets where the Company operates the leading stations, its operating strategy is designed to maintain ratings dominance and enhance profitability through a combination of an aggressive sales effort, strict cost control and, in more competitive markets, audience research to ensure that programming appeals to the preferences of its target demographic groups. By contrast, in markets in which the Company has acquired a station that is not the market leader, its operating strategy relies primarily on management's extensive operating experience to achieve increased market share and profitability. This strategy is implemented by focusing on profitable demographic niches within the market through appealing formats and aggressive promotional campaigns. The Company has successfully utilized these strategies in medium and small markets throughout the United States over the past decade.

     Programming is central to the Company's operating strategy because format determines the demographics of the station's listeners and, in part, the station's market share. These factors, in turn, largely determine the perceived value of commercial air time to advertisers. The Company operates in each of its radio markets with a format that has the potential either to capture a dominant position in the most commercially desirable segment of listener demographics (adults age 25-54) or to obtain a dominant position with regard to a profitable market niche. The Company's stations are programmed in a variety of formats, the most prevalent of which is country music, that both attracts audiences in those demographics desirable to advertisers and accommodates relatively large amounts of advertising.

     The Company emphasizes programming instead of high profile, highly compensated personalities to attract audience share as a lower cost, lower risk strategy. The costs of on-air programming are relatively inexpensive because a large portion of the Company's programming is music produced by record companies, and the royalties payable to copyright holders are fixed at a relatively low percentage of revenues. In addition, several stations broadcast network originated programs and receive compensation in return for providing airtime for which the network can solicit advertising.

     The Company believes that the listening public's awareness of a station is crucial and that focused promotional spending is directly related to a station's success in adding and retaining new listeners. Management's goal is for the Company to be the most marketing oriented competitor in each of its markets, and its promotions are designed to attract and secure the largest share of listeners in its targeted demographic group. A key factor in the Company's marketing strategy is multimedia promotions. For example, the Company's stations sponsor contests through direct mail to listeners with key demographics, thereby promoting both the station and the advertisers included in the mailer. The Company's mobile units occasionally broadcast live at high traffic retail centers frequented by its targeted listeners, such as shopping malls. Promotions of this type are cost effective for the Company because advertisers generally provide prizes and contract for additional advertising time on the Company's stations. The Company also capitalizes on cross-promotional opportunities with its other businesses, such as its country music entertainment properties in Wheeling, West Virginia.

     Pricing strategy and inventory management are critical aspects of the Company's radio station management. The Company seeks to maximize revenues by continually monitoring inventory (i.e., available advertising time) and demand. As available advertising time is sold, station general managers are able to increase rates for remaining time. General managers also are able to react quickly to a shift in demand between national and local advertising by directing sales efforts to the appropriate markets.

     Integral to the Company's pricing strategy is strong decentralized local management. Local management is responsible for day-to-day operations of the station while corporate management is responsible for long range strategic planning and resource allocation. Local management is also responsible for building a sales team capable of turning the station's audience rankings into revenues. Members of the Company's sales force are encouraged to forge strong relationships with local advertisers.

     Advertising Sales. The Company's primary source of revenue is the sale of broadcasting time for local, regional and national advertising. The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The station's format, and in some cases the content of specific programs, enable the potential advertiser to determine which demographic groups its advertising will reach. Advertising rates are based upon a program's popularity among the listeners an advertiser wishes to attract (as measured principally by periodic Arbitron rating surveys that quantify the number of listeners tuned to the station at various times), the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates are the highest during morning and evening drive-time hours.

     Advertising time on the Company's radio stations is sold locally by each station's sales staff, and nationally by sales representatives employed by firms specializing in radio advertising sales on a national level. These national sales representatives obtain advertising principally from advertising agencies located outside the Company's markets and receive commissions based on the revenues from the advertising obtained. Each station's sales staff directly solicits advertising from local advertising agencies and businesses. The local sales staff is also compensated on a commission basis. Most advertising contracts are short-term, generally running for only a few weeks. The Company determines the number of advertisements broadcast per hour that can maximize revenue without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     Marketing and Promotion. For each station, the Company develops and pursues a marketing strategy designed to attract and secure the largest share of listeners within its targeted demographic group.

     A radio station's listenership and competitive position in a market is measured principally through periodic ratings surveys conducted by Arbitron. Ratings provide a quantitative measure of a station's audience size and are used by most advertisers in considering advertising with a station and by the Company to track audience growth, establish advertising rates and adjust programming.

     Each of the Company's stations makes its own marketing and promotional determinations regarding the best method to reach its targeted audience. From time to time, stations in more competitive markets conduct qualitative research regarding the specific preferences of such station's target audience. The station relies on the research to create and conduct marketing and promotional campaigns, utilizing such media as direct mail, telemarketing and outdoor advertising.

     Acquisition Strategy. The Company seeks to acquire radio stations located in medium and small markets with positive operating cash flow and competitive technical facilities. The Company looks for properties selling at reasonable multiples of operating cash flow that have not been managed aggressively. To maximize management and operational efficiency, higher priority is given to potential acquisitions of properties in proximity to existing areas of operation. The Company has primarily focused on the southeastern United States as an area of primary interest, given the region's economic and demographic growth potential, although it considers potential acquisitions in all regions of the United States.

     As a result of revisions to its rules mandated by the Telecommunications Act of 1996, the Federal Communications Commission ('FCC') now permits a company to own, depending on the number of stations in a particular market, a maximum of between five and eight stations in the same geographic market (see Federal Regulation of Broadcasting). The Company intends to seek the acquisition of additional radio stations in markets in which it has an existing station or multiple stations in other markets. The Company believes that ownership of multiple stations in a market achieves significant savings through consolidation of administrative, engineering and management expenses and has the potential for increasing revenues. By acquiring an additional station in a given market, the Company can improve its market share and capture a larger share of the prime advertising time available for sale in that market while minimizing the possibility of direct format competition. In addition, ownership of multiple stations in a market would allow the Company to capitalize on its market expertise and existing relationships with advertisers, consequently lowering the Company's acquisition risk. In addition, the Company would be at a competitive disadvantage if its competitors acquire multiple stations in markets in which the Company operates.

     The Company has focused on medium and small markets because generally there has been less competition to acquire broadcasting properties in those markets, which has meant that relative acquisition costs have been lower than in large markets. The Company believes that medium and small markets offer a reasonable rate of return on well-managed properties and that generally there is less competition for advertising revenues within such markets. Although the Company intends to continue to focus on medium and small markets, it has considered, and expects to consider, acquisition opportunities for radio stations in large markets.

     Local Marketing Agreements. The Company has entered into certain local marketing agreements ('LMAs') whereby it provides programming to a station owned by a third party and pays a monthly fee for the right to air such programming. The Company receives the right to solicit advertising and to receive payments from the advertisers. In addition, the Company has entered into certain other LMAs whereby a third party provides programming to a station owned by the Company and pays a monthly fee for the right to air such programming. The third party receives the right to solicit advertising and to receive payments from the advertisers. The LMAs that the Company is a party to are more fully described in
Note 4 to the consolidated financial statements contained in Part II, Item 8 -- Financial Statements and Supplementary Data.

     Television. In December 1995, the Company entered into an option agreement with Allbritton Communications Company for the sale of television station WJSU-TV, Anniston, Alabama, and an associated 10-year LMA. This transaction is more fully described in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has no other television stations and has no current intention to own and operate broadcast television properties in the future.

     Broadcasting  Properties.   The  following   table  sets   forth   markets,
frequencies, transmitter power and other station details of the Company's radio broadcasting properties:


                                                                    METRO
                                                                 STATION POWER        MARKET       FCC LICENSE
                MARKET                    STATION     FREQUENCY   DAY/NIGHT(1)        RANK(2)    EXPIRATION DATE
--------------------------------------  ------------  ---------  -------------       -------   ------------------
                                                                       (IN
                                                                    KILOWATTS)

Jackson, TN...........................  WTNV(FM)      104.1MHz       100.0           255     August 1, 1996
                                        WTJS(AM)       1390kHz      5.0/1.0                  August 1, 1996
Wheeling, WV..........................  WOVK(FM)       98.7MHz       50.0            212     October 1, 2002
                                        WWVA(AM)       1170kHz       50.0                    October 1, 2002
Dayton/Springfield, OH................  WING(FM)      102.9MHz       50.0             52     October 1, 1996
Asheville, NC.........................  WKSF(FM)       99.9MHz       48.0            179     December 1, 2002
                                        WWNC(AM)       570kHz         5.0                    December 1, 2002
Fort Myers, FL........................  WOLZ(FM)       95.3MHz       100.0            77     February 1, 2003
Gadsden, AL...........................  WQEN(FM)      103.7MHz       100.0            *      April 1, 1996(3)
                                        WAAX(AM)       570kHz       5.0/.5                   April 1, 1996(3)
Fort Myers/San Carlos Park, FL(4).....  WDRR(FM)       98.5MHz        2.2            77      February 1, 2003

Pending Dispositions
Syracuse, NY(5).......................  WNTQ(FM)       93.1MHz       97.0            68      June 1, 1998
                                        WNDR(AM)       1260kHz        5.0                    June 1, 1998
Jacksonville, FL/Brunswick, GA(5).....  WWRD(FM)      100.7MHz       36.0            53      April 1, 1996
Raleigh/Tarboro, NC...................  WFXK(FM)      104.3MHz       100.0           50      December 1, 2002
Atlantic City, NJ.....................  WAYV(FM)       95.1MHz       50.0           136      June 1, 1998
Daytona Beach/Palatka, FL.............  WFKS(FM)       99.9MHz       100.0           93      February 1, 2003

Pending Acquisitions
Port Charlotte, FL....................  WEEJ(FM)      100.1MHz       100.0           *       February 1, 2003
                                        WKII(AM)(6)    1070kHz     3.1/0.26                  May 11, 1996
Fresno, CA............................  KNAX(FM)       97.9MHz        2.1           65       December 1, 1997
                                        KRBT(FM)      101.1MHz       10.0                    December 1, 1997
Wheeling/Bethlehem, WV................  WHLX(FM)      105.5MHz       13.5          212       October 1, 2002
Wheeling, WV..........................  WKWK(FM)       97.3MHz       50.0          212       October 1, 2002
                                        WKWK(AM)       1400kHz        1.0                    October 1, 2002

------------

(1) Many AM radio stations are licensed to operate at a reduced power during nighttime broadcasting hours; where applicable, both power ratings are shown.

(2) Metro Market Rank is based on determination by Arbitron of the market's number of persons aged 12 years and over.

(3) Renewal application pending.

(4) The Company has a 50% non-voting ownership interest in WDRR-FM.

(5) The sales of the Jacksonville, Florida and Syracuse, New York radio stations were closed in January and February of 1996, respectively.

(6) WKII-AM has been operating pursuant to Special Temporary Authority issued to it by the FCC.

 * These markets are not assigned a Metro Market Rank by Arbitron.

BROADCAST-RELATED BUSINESSES

     The Company's broadcast-related businesses provide extensive marketing and promotional opportunities for its nearby radio stations. In Wheeling, West Virginia, the Company enhances and capitalizes on its ratings dominance in country music by the integration of its stations with its country music-related entertainment businesses. The Company-owned Capitol Music Hall is a 2,500 seat theater that hosts approximately 100 music, comedy and dramatic performances each year, including Jamboree USA, a live country music concert and radio program heard weekly throughout the northeastern United States featuring such country music stars as John Michael Montgomery, Trisha Yearwood, Alan Jackson and Lorrie Morgan. Each July, the Company stages Jamboree in the Hills, an outdoor festival featuring

20 or more country music stars held on a 200 acre site owned by the Company outside of Wheeling. This four day event attracts tens of thousands of country music fans each year from throughout the United States and Canada. Past performers at Jamboree in the Hills include Vince Gill, Loretta Lynn, Brooks & Dunn, Tim McGraw, and Travis Tritt. Jamboree in the Hills won the Country Music Association's 1991 award for Festival of the Year and was featured in a one-hour special on The Nashville Network in 1992.

     Besides Jamboree USA, the Capitol Music Hall also hosts, among other events, musical acts other than country, comedians, dramatic presentations and symphonies. Attendance varies based upon the popularity of each particular event. The Company also promotes shows in the 7,500 seat Wheeling Civic Center and has begun promoting shows in markets outside of Wheeling.

PROGRAMMED MUSIC

     The Company distributes programmed music, primarily Muzak, in the Atlanta, Macon and Albany, Georgia and Ft. Myers, Florida markets. As the exclusive Muzak franchisee in these markets, the Company provides subscribers with commercial-free Muzak programming ranging from traditional background music to newer formats including country and soft rock, and sells, leases and installs the equipment required to receive the programming via satellite and other media.

     The franchisor, Muzak L.P., provides the programming, and the Company remits to Muzak a fee based upon the gross revenues from Muzak service. The Company, and not the franchisor, is the owner of the contracts with the individual users of the Muzak programming. These contracts generally have five-year terms with an automatic renewal provision. In most cases, the Company owns the equipment at the customers' sites and charges a lease fee for its use.

     As part of its programmed music business, the Company also designs, sells and installs sound, closed-circuit video and security systems and equipment in locations such as offices, schools, hospitals, shopping malls and stadiums. Examples of such systems include shopping mall paging, public address, closed-circuit video, and fire/security systems. In addition, the Company is an authorized distributor of the Rauland-Borg line of communications equipment for schools and hospitals in various markets. The Company believes the sale and installation of such sound equipment will continue to be an area of increasing growth in revenues for the Company.

OSBORN HEALTHCARE

     Osborn Healthcare was started by the Company in 1988 and offers a range of education and entertainment services to hospitals. Osborn Healthcare operates The Patient Network in 9 hospitals in the southeastern United States. The Patient Network is a proprietary closed-circuit television system offering patients premium cable television services such as movies, news and sports. Separately, the Company distributes fully automated On-Demand Video systems, which provide educational videos to physicians, patients and hospital staff. The Company also offers The Automated Testing System, which is linked to On-Demand Video and is proprietary software that allows viewer interaction with the educational videos. These systems permit physicians to inform patients about medical procedures via video with follow-up interactive question and answer sessions. The Company is exploring expanded applications for these systems. In addition, Osborn Healthcare distributes cable television programming via satellite to 45 hospitals.

     The sources of the movies shown by Osborn Healthcare are film distributors licensed by major movie studios and the sources of The Patient Network's programming are major cable networks and film distributors. Osborn Healthcare generally pays a subscription fee based upon the number of beds in each of the hospitals serviced.

EMPLOYEES

     At December 31, 1995, the Company had approximately 288 full-time employees, of whom 7 employees were on the corporate staff, and the balance were employed at the operating subsidiary level in connection with the operation and management of the Company's properties. One employee of the programmed music franchise in Atlanta is a union member. The Company believes its relations with its employees are good.

COMPETITION

     Radio. Radio is a highly competitive business. The Company's radio stations compete with radio stations in their respective market areas, as well as with other advertising media such as newspapers, television, cable television, magazines, outdoor advertising, transit advertising and direct mail marketing. Competition within the radio broadcasting industry occurs primarily in individual market areas, so that a station in one market generally does not compete with stations in other markets for local advertising, although it does compete indirectly for national advertising. In addition to management experience, factors material to competitive position include a station's audience rank in its market, authorized power, quality of equipment, location of transmitter, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area.

     Technological advances may have an impact on the competitive radio broadcasting environment. Several companies have begun offering radio programming by cable to subscribers of cable television. In addition, the FCC has allocated spectrum for, and various companies have sought authorization to provide, the direct transmission of radio programming to listeners via satellite. The FCC is also considering permitting the broadcast of terrestrial digital radio programming. The effect that these technological advances will have on the Company's operations is uncertain.

     In 1996, the FCC, in response to the Telecommunications Act of 1996, relaxed its rules regarding ownership by one entity of multiple radio stations in the same market. The effect that these changes will have on the Company's business is unclear. However, to the extent that the Company can purchase additional stations or enter into LMAs in markets where it has existing stations, the Company's stations may have a competitive advantage in their markets; conversely, the Company's stations may be at a competitive disadvantage to the extent other broadcasters in their markets purchase additional stations or enter into LMAs.

     Broadcast-Related Businesses. The Company's broadcast-related businesses generally compete regionally for audiences with other live concerts and sports and entertainment events as well as other media such as films, broadcast and cable television, videocassettes and radio. Competition for talent may come from national or regional sources and is primarily from other concert venues.

     Programmed Music. The Company's competition in the programmed music markets is the ready availability of low-cost, nonprogrammed music, such as regular radio broadcasts, audio cassettes and compact discs as well as competing programmed music services. The Company competes in the sale and installation of sound systems with numerous other sources of such equipment, including both local and national distributors.

     Hospital Cable Television. Competition for viewers for the Company's hospital cable television service comes from broadcast television. The cable television operations compete nationally for hospitals with a small number of companies involved in supplying cable programming to hospitals, local cable distributors and with companies which sell or lease television equipment to hospitals. In addition, many hospitals choose to provide their own television entertainment and education services.

FEDERAL REGULATION OF BROADCASTING

     Introduction. Radio broadcasting is subject to regulation by the FCC under the Communications Act of 1934, as amended (the 'Communications Act'). Under the Communications Act, the FCC, among other things, assigns frequency bands for broadcasting, determines the frequencies, location and power of stations, issues, renews, revokes and modifies station licenses, regulates equipment used by stations, and adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and employment practices of broadcasting stations. In particular, the Communications Act prohibits the assignment of a broadcasting license or the transfer of control of a corporation holding a broadcasting license without prior approval of the FCC. In addition, modification of the facilities of television and radio stations is subject to FCC approval. The Telecommunications Act of

1996 (the '1996 Act'), which was signed into law in February 1996, amended the Communications Act in several key respects.

     License Renewal. As a result of amendments to the Communications Act brought about through the 1996 Act, the FCC must grant the renewal application filed on behalf of a station if it finds that, during the preceding term of that station's license, the station has served the public interest, convenience, and necessity; there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC which, taken together, would constitute a pattern of abuse. If the FCC is unable to make such findings with respect to the station, it can grant the station's renewal application, but on terms and conditions that the FCC considers to be appropriate, or, the FCC can, after providing the licensee with notice and an opportunity for hearing, and if the FCC determines that no mitigating factors justify the imposition of a lesser sanction, deny the renewal application. The terms and conditions that could be imposed by the FCC in granting the renewal include requiring the payment of a forfeiture, requiring the licensee to make periodic reports to the FCC or granting the renewal for a period of time less than a normal license term. Only upon the issuance of an order denying the renewal application may the FCC accept and consider applications specifying the channel or broadcasting facilities of the former licensee, whereas, prior to the amendments brought about by the 1996 Act, a license was subject to competing applications being filed whenever the license was due for renewal. In making its determination as to whether the licensee's renewal application can be granted, the FCC may consider facts brought to its attention by parties filing petitions seeking denial of the renewal application.

     Also as a result of the 1996 Act, the FCC now has the authority to renew a broadcast station license for a maximum term of eight years. Previously, the Communications Act permitted the FCC to grant broadcast station license renewals for a maximum term of seven years. The FCC has announced that it intends to initiate a rulemaking in March 1996 looking toward the adoption of rules consistent with the renewal term prescribed by the 1996 Act, and that it intends to adopt such rules in the third quarter of 1996.

     Ownership Matters. As a result of the 1996 Act, the FCC revised its ownership rule effective March 15, 1996, to remove the national limit on the number of stations that any one entity may own or in which that entity may have an attributable interest. The FCC also revised its ownership rule so as to provide that (a) in a radio market with 45 or more commercial radio stations, a party may own, operate, or control up to 8 commercial radio stations, not more than 5 of which may be in the same service (i.e., AM or FM); (b) in a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate, or control up to 7 commercial radio stations, not more than 4 of which may be in the same service; (c) in a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate, or control up to 6 commercial radio stations, not more than 4 of which may be in the same service; and (d) in a radio market with 14 or fewer commercial radio stations, a party may own, operate, or control up to 5 commercial radio stations, not more than 3 of which are in the same service, except that the party may not own, operate, or control more than 50 percent of the stations in such market.

     Parties subject to the multiple ownership rules include officers, directors, and holders of 5% or more of the voting stock of broadcasting companies. Holders of debt and non-voting stock, however, are not subject to the multiple ownership rules. Passive investments of less than 10% of the voting stock of a broadcasting company held by certain categories of financial institutions are also not recognized for purposes of these rules.

     The multiple ownership rules could preclude the Company from acquiring radio or TV stations in areas where its officers, directors, or stockholders have such an interest.

     Under the Communications Act, as amended by the 1996 Act, no FCC license may be granted to any alien, to a corporation organized under the laws of a foreign government, or to any corporation of which more than 20% of its capital stock is owned of record or voted (i) by aliens or their representatives, (ii) by a foreign government or representative thereof, or (iii) by any corporation organized under the laws of a foreign country (collectively, 'Aliens'). In addition, no one corporation may hold the capital stock of another corporation owning broadcast licenses if more than 25% of the capital stock of such parent corporation is owned of record or voted by Aliens or is subject to control by Aliens, unless specific FCC authorization is obtained.

     The Company's Restated Certificate of Incorporation and By-Laws authorize the Board of Directors to prohibit ownership, voting, or transfer of its capital stock which would cause the Company to violate the Communications Act or FCC regulations.

     Local Marketing Agreements. A number of broadcasting stations, including several of the Company's stations, have entered into what have commonly been referred to as 'Time Brokerage Agreements', 'Local Marketing Agreements', or 'LMAs'. While these agreements may take varying forms, under a typical LMA, separately-owned and licensed radio stations agree to enter into cooperative arrangements, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of LMA is a programming agreement among two separately-owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments.

     The FCC has held that such agreements are not contrary to the Communications Act, or the FCC's policies, provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over operations of its broadcast station and assures compliance with applicable FCC rules and policies.

     The FCC's rules provide that a station brokering time on another station serving the same market may be considered to have an attributable ownership interest in the brokered station for purposes of the multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to program more than 15% of the broadcast time, on a weekly basis, of another local station which it could not own under the multiple ownership rules. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM/AM or FM/FM) whether it owns the stations or through a time brokerage or LMA arrangement, where the brokered and brokering stations serve substantially the same geographic area.

     Proposed Changes. The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company and its radio and television broadcast properties. Such matters include, for example, the license renewal process; proposals to impose spectrum use or other governmentally imposed fees upon licensees; proposals to place limitations on the amount of commercial matter that television stations can carry; proposals to change rules relating to political broadcasting; proposals to increase the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to require certain types of programming; proposals to restrict the use of LMAs and certain types of marketing arrangements; technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to initiate a new high definition television service; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages or to limit the tax deductibility of such advertisements; and changes to broadcast technical requirements. The Company cannot predict what other changes might be considered in the future, nor can it judge in advance what impact, if any, such changes might have on its business.

     The foregoing is only a brief summary of certain provisions of the Communications Act and FCC regulations. The Communications Act and FCC regulations may be amended from time to time. The Company cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted, or the effect of any changes on the Company. For further information, reference should be made to the Communications Act, FCC regulations, and Public Notices issued by the FCC.

     Other Matters. Construction projects such as broadcasting towers are subject to state and local construction and environmental laws and regulations and may require governmental permits.

Broadcasting  towers also  must comply  with regulations  issued by  the Federal
Aviation  Administration   ('FAA')  and   must  receive   FAA  approval   before
construction.

OTHER TRANSACTIONS

     Fairmont and Northstar Management Agreements. The Company currently owns 25% of the stock of Fairmont Communications Corporation. Fairmont is managed by the Company pursuant to a management agreement. In August 1992, Fairmont filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. In September 1993, Fairmont emerged from Chapter 11 upon approval by the bankruptcy court of a plan of reorganization (the 'Plan'). The Plan provides for the sale of Fairmont's assets, distribution of proceeds in accordance with the Plan, and subsequent liquidation of Fairmont. All of Fairmont's stations were sold by the second quarter of 1994. The Company will continue to manage Fairmont pursuant to the management agreement which expires upon the liquidation of Fairmont, which is expected in 1996. For managing Fairmont, the Company receives an annual fee of $125,000, plus reimbursement of out-of-pocket expenses and allocated overhead costs. In 1994, the Company received additional management fees of $728,000 related to the sale of Fairmont's stations. The Company also earned distributions of $0.4 million and $2.3 million in 1995 and 1994, respectively, classified as other income in the consolidated financial statements, determined by the amounts realized by Fairmont from sales of its assets.

     The Company held a 32% interest in Northstar Television Group, Inc. and managed Northstar's four television stations pursuant to a management agreement in return for reimbursement of out-of-pocket expenses and allocated overhead costs. In 1994, Northstar's creditors and equity investors reached an agreement with respect to restructuring Northstar's highly leveraged capital structure pursuant to which, among other things, the Company received a portion of accrued and unpaid management fees and retains an economic interest. The Company's management agreement with Northstar terminated following the restructuring. In January 1995, three of Northstar's four television stations were sold and the Company received a distribution of $1.6 million, classified as other income in the consolidated financial statements.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in Greenwich, Connecticut. The Company leases offices in Greenwich pursuant to a lease terminating in May 1999.

     The types of properties required to support each of the Company's radio stations include offices, studios, and transmitter and antenna sites. The Company and certain subsidiaries lease the following properties: Ft. Myers, Florida, radio station and Muzak offices leased pursuant to leases terminating September 2005 and June 1999, respectively; Tampa sound equipment distribution offices leased pursuant to lease terminating March 2000; Atlanta Muzak offices leased pursuant to lease terminating October 2001; Asheville, North Carolina, FM broadcasting tower site leased pursuant to lease terminating October 1996; Dayton, Ohio, offices leased pursuant to lease expiring March 1999; Greenwich, Connecticut, offices leased pursuant to lease terminating May 1999; Daytona Beach/Palatka, Florida, offices and tower site leased pursuant to leases terminating May 1999 and December 2014, respectively; Nashville, Tennessee, offices leased pursuant to lease terminating October 1999; Raleigh, North Carolina, offices leased pursuant to lease expiring December 1999; Atlantic City, New Jersey, broadcasting tower site and offices leased pursuant to leases expiring December 1999 and December 2001, respectively; and Wheeling, West Virginia, FM broadcasting tower site leased pursuant to lease terminating February 2002. The Company owns the remaining broadcasting equipment and offices, studios and broadcasting towers. The Company believes that its facilities are adequate and suitable for their present uses.

     All of the Company's properties are subject to encumbrances as security for certain of the Company's borrowings. All of the stock in the subsidiaries holding such properties has also been pledged as security for certain of the Company's borrowings. See Notes 6 and 7 to the consolidated financial statements contained in Part II, Item 8 -- Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any lawsuit or any legal proceeding that, in the opinion of management, is likely to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company in the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the name, age, present position with the Company and a brief past five-year employment history of each executive officer of the Company.

                      NAME                         AGE                           POSITION
------------------------------------------------   ---   ---------------------------------------------------------

Frank D. Osborn.................................   48    President, Chief Executive Officer, and Director
Thomas S. Douglas...............................   47    Senior Vice President -- Finance and Treasurer
W. Charles Hillebrand...........................   49    Senior Vice President -- Muzak
Michael F. Mangan...............................   34    Vice President -- Controller and Secretary

     Frank D. Osborn has been President and Chief Executive Officer of the Company since the Company's formation in September 1984 and was its Treasurer until August 1989. From 1983-1985, Mr. Osborn was Senior Vice President/Radio for Price Communications Corporation, a diversified communications corporation. From 1981-1983, Mr. Osborn served as Vice President and General Manager of WYNY, NBC's New York FM radio station, and was Vice President of Finance and Administration of NBC Radio from 1977-1981. Mr. Osborn serves as Chairman of the Board and Chief Executive Officer of Fairmont Communications Corporation, and is a Director of Northstar Television Group, Inc. Mr. Osborn is married to the niece of Edward G. Nelson, a Director of the Company. Fairmont filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code on August 28, 1992 and emerged from Chapter 11 in September 1993.

     Thomas S. Douglas joined the Company in January 1994, and became Senior Vice President -- Finance and Treasurer in March 1994. For the previous two years, he was an investment banking advisor to the Czech Ministry of Privatization in Prague, the Czech Republic in association with Deloitte & Touche and the Bank Przemyslowo-Handlowy, Crakow, Poland in association with KPMG Peat Marwick. From 1983 to 1991, he was a Director, Investment Banking, at Prudential Securities Incorporated, New York, New York.

     W. Charles Hillebrand has served as Senior Vice President -- Muzak since joining the Company in 1986. In February 1993, Mr. Hillebrand was appointed President of the Company's wholly-owned subsidiaries which own and operate its programmed music businesses.

     Michael F. Mangan, a certified public accountant, has served as Vice President -- Controller since rejoining the Company in April 1994 and as Secretary since June 1994. From July 1992 through April 1994, he was Assistant Controller of PolyGram Holding, Inc. He previously served as the Company's Controller from 1989 through June 1992, and as Assistant Controller from 1987 through 1989.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol OSBN. Common stockholders of record at December 31, 1995 numbered approximately 135, but the Company believes that the number of beneficial owners is approximately 1,000, including those whose shares are held in nominee or 'street' names.

                                                       FIRST          SECOND             THIRD           FOURTH
                                                   -------------   -------------   ---------------   -------------
                                                   1995    1994    1995    1994     1995    1994     1995    1994
                                                   -----   -----   ----    -----   -----    -----    -----   -----
Quarterly market price range:
     High.......................................   7 1/2   7 1/2     7     7 1/2   11 1/8   7 3/4    9 5/8   7 1/2
     Low........................................   6 3/4   6 1/2     6     6 1/4   6 1/4    6 1/2    7 1/4   6

     Market prices have been adjusted to reflect (to the nearest eighth) the 1-for-2 reverse stock split on July 11, 1994.

     To date, the Company has not paid cash dividends on its common stock. Under the terms of certain of the Company's debt agreements, the Company may not declare or pay any dividend on, or make any distribution to the holders of, any shares of capital stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1995       1994       1993       1992       1991
                                                              -------    -------    -------    -------    -------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Net revenues...............................................   $39,100    $34,582    $27,399    $26,863    $24,860
Operating income (loss)....................................     2,215      1,315        398       (877)    (4,035)
Income (loss) before extraordinary items...................     6,624     (1,114)    (2,173)    (4,507)    (9,028)
Net income (loss)..........................................     2,703     (1,550)    (2,173)    (4,507)    (9,028)
INCOME (LOSS) PER COMMON SHARE(2):
Primary earnings per common share:
     Income (loss) before extraordinary items..............      1.23      (0.21)     (0.50)     (1.29)     (2.59)
     Net income (loss).....................................      0.50      (0.29)     (0.50)     (1.29)     (2.59)
Fully diluted earnings per common share:
     Income (loss) before extraordinary items..............      1.22      (0.21)     (0.50)     (1.29)     (2.59)
     Net income (loss).....................................      0.50      (0.29)     (0.50)     (1.29)     (2.59)
Dividends..................................................        --         --         --         --         --
BALANCE SHEET AND OTHER DATA:
Total assets...............................................    77,634     79,166     47,498     50,376     55,335
Long-term debt and other long-term obligations.............    44,915     48,577     22,655     27,844     30,727
Total stockholders' equity.................................    21,497     19,282     19,158     13,735     18,242
Operating cash flow(3).....................................     9,703      9,076      6,152      5,192      3,477
EBITDA(4)..................................................     7,997      6,600      4,654      3,701        827

------------

(1) Reflects the acquisitions and dispositions described in Note 3 to the consolidated financial statements, as well as acquisitions and dispositions occurring in previous years.

(2) Per share data adjusted to reflect the 1-for-2 reverse stock split on July 11, 1994.

(3) Operating cash flow is defined as operating income before depreciation, amortization and corporate expenses.

(4) EBITDA is defined as operating income before depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The primary source of the Company's broadcasting revenues is the sale of air time on its radio stations for advertising. The Company's most significant operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenses. The Company strives to control these expenses by working closely with station management.

     The Company's revenues are affected primarily by the advertising rates its radio stations charge. These rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured periodically by Arbitron. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty.

     The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions.

     The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

     The performance of a broadcasting company is customarily measured by its ability to generate operating cash flow. Operating cash flow is defined as operating income before depreciation, amortization and corporate expenses. Although operating cash flow is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles ('GAAP'), the Company believes that operating cash flow is useful to investors because it is accepted by the radio broadcasting industry as a generally recognized measure of performance and is used by securities analysts who report publicly on the performance of broadcasting companies. Operating cash flow should not be considered in isolation or as a substitute for net income, cash flows from operating activities and consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of the Company's profitability or liquidity.

FINANCIAL ADVISOR

     In November 1994, the Company engaged an investment banking firm as its financial advisor to assist the Company in evaluating its options to increase shareholder value. As a result of this process, the Company has decided to dispose of broadcasting properties in Syracuse, New York and Anniston, Alabama. The engagement of the financial advisor ended in January 1996.

TELECOMMUNICATIONS ACT OF 1996

     The Telecommunications Act of 1996 (the '1996 Act'), which was signed into law in February 1996, impacts the Company's operations in several respects. The 1996 Act, among other things, directs the Federal Communications Commission ('FCC') to modify its ownership rules to eliminate the limits on the number of radio stations one entity may own nationally and to make the limits on the number of radio stations one entity may own in a single market less restrictive. Under the 1996 Act, depending on the number of radio stations in a particular market, one entity may own a maximum of between five and eight radio stations in a market, except that an entity may not own more than 50% of the stations in such market. The 1996 Act directed the FCC to conduct a rulemaking to reevaluate existing limitations on the number of television stations that a person or entity may own, operate or control, or have a cognizable interest in within the same television market. In addition, the FCC has the authority to grant broadcast license terms for a maximum term of eight years (previously seven years). Additionally, the provisions of the 1996 Act strengthen the license renewal expectancy for a license holder.

ACQUISITIONS AND DISPOSITIONS

     Given the less restrictive regulatory environment, the Company intends to own multiple radio stations in certain of its markets in order to attain a more dominant position in the respective market. If the Company determines that opportunities to acquire additional stations in a particular market are not satisfactory, it may dispose of its stations in such market. The Company also intends to pursue the acquisition of multiple stations in other markets.

     Consistent with its strategy of owning multiple stations in a market or leaving markets where opportunities to acquire additional stations are not satisfactory, the Company has entered into several transactions for the acquisition or disposition of broadcast properties in 1995 and early 1996. Each of these transactions is more fully described in Notes 3 and 13 to the consolidated financial statements.

     In August 1995, the Company agreed to acquire substantially all the assets of radio stations WKII-AM/WEEJ-FM, Port Charlotte, Florida for $2.85 million, subject to FCC approval and license renewal. In the event that the Company is able to relocate WEEJ-FM's broadcast antenna to the Company's Pine Island, Florida tower in order to better serve the Port Charlotte/Ft. Myers market, additional consideration of $750,000 will be paid. The Company intends to combine these stations with its existing operations in the Ft. Myers market. The transaction is expected to close in April 1996.

     In January 1996, the Company agreed to acquire substantially all the assets of radio station duopoly KNAX-FM/KRBT-FM, Fresno, California for consideration consisting of $6.0 million plus 120,000 shares of the Company's common stock. The FCC has consented to this transaction which is expected to close in 1996.

     In January 1996, the Company agreed to acquire substantially all the assets of radio station WHLX-FM, Wheeling, West Virginia for $0.8 million and in February 1996, agreed to acquire substantially all assets of radio stations WKWK-AM/FM, also in Wheeling, for $2.7 million. Both acquisitions are subject to FCC approval. The Company believes that these acquisitions will further strengthen its dominant position in the Wheeling market.

     Pending the closing of these acquisitions, the Port Charlotte and Fresno stations are managed by the Company pursuant to local marketing agreements. The Company also intends to enter into a local marketing agreement to manage radio stations WKWK-AM/FM in Wheeling.

     The Company has determined that attractive acquisition opportunities did not exist in certain of its markets and in 1995 and early 1996 agreed to sell certain broadcast properties.

     In September 1995, the Company agreed to sell substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York for $12.5 million. The transaction closed in February 1996. Since September 1995 and pending the closing of the transaction, the stations were managed by the purchaser pursuant to a local marketing agreement.

     In September 1995, the Company agreed to sell substantially all the assets of radio stations WWRD-FM, Jacksonville, Florida/Brunswick, Georgia and WFKS-FM, Daytona Beach/Palatka, Florida, as well as the Company's 50% interest in the broadcast tower serving WWRD-FM for total consideration of $6.5 million. The sale of WWRD-FM closed in January 1996. The closing of the WFKS-FM transaction is expected in 1996. Pending the closing of the transactions, the stations have been managed by the purchaser pursuant to local marketing agreements.

     In February 1996, the Company agreed to sell substantially all the assets of radio station WAYV-FM, Atlantic City, New Jersey for $3.1 million, subject to FCC approval. Pending the closing of the transaction, which is expected in 1996, the purchaser is managing the station pursuant to a local marketing agreement. The station was acquired by the Company in March 1994 for consideration of $2.5 million.

     In   February  1996,  the  Company  entered   into  an  agreement  to  sell
substantially all the assets of radio station WFXK-FM, Raleigh/Tarboro, North Carolina for $5.9 million, subject to FCC approval.

Pending the closing of the transaction, which is expected in 1996, the station will continue to be operated by the purchaser pursuant to a local marketing agreement.

     In December 1995, the Company entered into an option agreement with Allbritton Communications Company for the sale of television station WJSU-TV, Anniston, Alabama, and an associated 10-year local marketing agreement. In consideration for the option, the Company received a nonrefundable cash payment of $10.0 million. Because the cash proceeds from the option are nonrefundable, the Company accounted for the economic substance of the transaction as if a sale of substantially all the assets of the station had occurred. Accordingly, a gain of approximately $8.1 million was recorded. In addition, upon the exercise of the option and the necessary FCC consent, the Company will receive an additional cash payment of $2.0 million. If the necessary approvals to relocate the station's broadcast transmitter to a new location to maximize broadcast coverage are received, the Company will receive additional cash payments of up to $7.0 million. WJSU-TV was the Company's only television station and it does not intend to acquire additional broadcast television stations in the foreseeable future.

1994 ACQUISITIONS

     In June 1994, the Company acquired substantially all the assets of three FM and one AM radio stations for $20.0 million plus transaction costs. The acquisition included radio stations WWNC-AM/WKSF-FM, Asheville, North Carolina; WOLZ-FM, Ft. Myers, Florida; and WFKS-FM, Daytona Beach/Palatka, Florida. In August 1994, the Company, through a wholly-owned subsidiary, acquired substantially all the assets of radio stations WAAX-AM/WQEN-FM, Gadsden, Alabama for $1.75 million plus transaction costs. The seller of the six stations has agreed not to own or operate radio stations in these markets for a period of three years. The Gadsden market is adjacent to the Anniston market, in which the Company owned its television station. In August 1995, the Company was granted a waiver of the FCC's regulations prohibiting ownership of radio and television stations in the same market. Pending the FCC's ruling on the waiver application, the Gadsden stations were placed in a trust which operated the stations on the Company's behalf.

     The Asheville, Ft. Myers, Daytona Beach/Palatka, Gadsden and Atlantic City acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of the properties are included in the Company's consolidated results of operations from the respective dates of acquisition for properties acquired and until the date of disposition for properties disposed. Prior to the grant of the waiver of the FCC's cross-ownership regulations, the Gadsden acquisition was accounted for using the equity method of accounting. Accordingly, prior year financial statements have been reclassified to reflect the consolidation of the Gadsden radio stations.

     Due to the acquisitions, dispositions, and local marketing agreements, the results of operations from period to period are not comparable and are not necessarily indicative of future results. The effects of these acquisitions and dispositions on 1996 revenue, operating cash flow and net income are dependent on the timing of the closing of each transaction. In general, it is expected that the net result will be a reduction of net revenue and operating cash flow in 1996 as compared to 1995 because acquired properties will be included for a partial year whereas divested properties will not be included for a majority of the year. The reduction in operating cash flow is expected to be more than offset by the reduction in interest expense due to the expected reduced borrowings.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 VS. 1994

     Net revenues of $39.1 million in 1995 represent a 13% increase from 1994 net revenues of $34.6 million. The increase is primarily attributable to the radio stations acquired in 1994, as well as improved operations at the Company's Asheville and Gadsden radio stations and its Georgia and Florida programmed music franchises. For businesses owned and operated for a comparable period in 1995 and 1994, net revenues increased 3%. For broadcasting and related businesses operated for a comparable period, net revenues of $23.4 million in 1995 were basically flat compared to 1994. This is attributable to reductions in net revenues for the Syracuse and Daytona Beach/Palatka radio stations which have been subject to local marketing agreements since September 1995 pending disposition in 1996, and the Anniston television station which benefited in 1994 from significant political advertising, offset by increased revenues by the Company's other broadcasting properties. Net revenues for the programmed music division increased 13%, from $8.3 million in 1994 to $9.4 million in 1995. The increase reflects the growth of sound equipment sales in Georgia and Florida.

     Total operating expenses increased 11%, from $33.3 million in 1994 to $36.9 million in 1995. The increase is primarily attributable to the radio stations acquired in 1994, offset by expense reductions at the Syracuse and Daytona Beach/Palatka radio stations, which have been subject to local marketing agreements since September 1995. For businesses owned and operated for a comparable period in 1995 and 1994, operating expenses increased 2%. The increase in operating expenses for comparable properties reflects the increased level of business at the Company's broadcasting and programmed music operations, partially offset by the expense reductions at the Syracuse and Daytona Beach/Palatka radio stations. The decrease in corporate expenses is primarily due to nonrecurring costs incurred in 1994, totalling approximately $0.5 million, primarily relating to the relocation of the Company's corporate headquarters from New York City to Greenwich, Connecticut, severance costs, the installation of new management for the hospital cable television business, and certain costs relating to the 1994 refinancing.

     Operating cash flow increased 7%, to $9.7 million in 1995 from $9.1 million in 1994. The increase is attributable to a full year of operations for the radio stations acquired in 1994, as well as stronger results for the Asheville and Gadsden radio stations and the programmed music franchises. For businesses owned and operated for a comparable period in 1995 and 1994, operating cash flow increased 4%. The increase in operating cash flow for comparable properties primarily reflects the strong performance by the Asheville and Gadsden radio stations and the growth of the sound equipment business in Georgia and Florida, partially offset by the Syracuse radio stations.

     Operating income increased 68% to $2.2 million in 1995, from $1.3 million in 1994. Results in 1995 include distributions totalling $1.9 million, classified as other income, from Northstar Television Group ('Northstar') and Fairmont Communications Corporation ('Fairmont') relating to the sale of Northstar's television stations and Fairmont's radio stations, while results in 1994 include a distribution of $2.3 million relating to the sale of Fairmont's radio stations (see Management Agreements). Interest expense increased 19%, to $5.2 million in 1995 from $4.4 million in 1994 due to the increased level of debt outstanding following the 1994 acquisitions. Interest expense in 1995 and 1994 includes $0.3 million and $0.2 million, respectively, of non-cash interest attributable to warrant and deferred financing cost amortization. Included in results in 1995 is the gain on the sale of the Anniston station of $8.1 million. Included in 1995 and 1994 results are extraordinary losses on the early extinguishment of debt of $3.9 million and $0.4 million, respectively. Net income of $2.7 million, or $0.50 per share in 1995 compares to a net loss of $1.6 million, or $0.29 per share in 1994.

YEAR ENDED DECEMBER 31, 1994 VS. 1993

     Net revenues of $34.6 million in 1994 represent a 26% increase from 1993 net revenues of $27.4 million. The increase is primarily attributable to the radio stations acquired in 1994, as well as improved operations at the Company's other businesses. For businesses owned and operated for a comparable period in 1994 and 1993, net revenues increased 10%. For broadcasting and related businesses operated for a comparable period, net revenues increased 8%, to $19.9 million in 1994 from $18.4 million in 1993. The increase primarily reflects strong performance by the Company's Anniston television station, as well as certain other broadcasting properties. Net revenues for the programmed music division increased from $7.2 million in 1993 to $8.3 million in 1994, which represents a 15% increase. The increase reflects the growth of sound equipment sales in Georgia and Florida. Net revenues in 1994 include management fee revenue of $0.7 million relating to the sale of Fairmont Communications Corporation's radio stations (see Management Agreements).

     Total operating expenses increased 23%, from $27.0 million in 1993 to $33.3 million in 1994. The increase is primarily attributable to the radio stations acquired in 1994. For businesses owned and operated for a comparable period in 1994 and 1993, operating expenses increased 6%. The increase in operating expenses for comparable properties reflects the increased level of business at the Company's broadcasting and programmed music operations, partially offset by the local marketing agreement entered into by radio station WING-FM, Dayton in 1993 and reductions in expenses at certain of the Company's broadcasting properties. The increase in corporate expenses is primarily due to nonrecurring costs totalling approximately $0.5 million primarily relating to the relocation of the Company's corporate headquarters from New York City to Greenwich, Connecticut, severance costs, the installation of new management for the hospital cable television business, and certain costs relating to the 1994 refinancing.

     Operating cash flow increased 48%, to $9.1 million in 1994 from $6.2 million in 1993. The increase is attributable to improved results at the businesses owned for a comparable period and the radio stations acquired in 1994. For businesses owned and operated for a comparable period in 1994 and 1993, operating cash flow increased 33%. The increase in operating cash flow for comparable properties primarily reflects the strong performance by the Anniston television station, the Wheeling radio and entertainment businesses and the growth of the sound equipment business in Georgia. These increases also reflect increased operating cash flow attributable to the local marketing agreement at the Company's Dayton radio station.

     Operating income of $1.3 million in 1994 compares to $0.4 million in 1993. Other income (expense) in 1994 includes a $2.3 million distribution from Fairmont relating to the sale of all of Fairmont's radio stations, partially offset by a charge of $0.4 million relating to the registration statement filed by the Company in March 1994 and withdrawn in July 1994. Interest expense increased 62%, to $4.4 million in 1994 from $2.7 million in 1993. The increase in interest expense is due to the increased level of debt outstanding following the 1994 acquisitions. Interest expense in 1994 includes $0.2 million of non-cash interest attributable to warrant and deferred financing cost amortization. The net loss in 1994 of $1.6 million includes a tax provision of $0.3 million, while the net loss of $2.2 million in 1993 includes a tax provision of $0.2 million. Included in 1994's results is an extraordinary loss on the early extinguishment of debt of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

     In 1995 and 1994, net cash provided by operating activities totalled $1.9 million and $2.8 million, respectively (see Results of Operations.)

CASH FLOWS FROM INVESTING ACTIVITIES

     During 1995, the Company received cash distributions relating to the sale of Northstar's and Fairmont's broadcasting properties totalling $4.2 million, of which $2.3 million related to income accrued in 1994.

     In June and August 1994, the Company acquired six radio stations for an aggregate of $21.8 million plus transaction costs and in 1995 the Company entered into an option agreement for $10.0 million to sell its television station (see Acquisitions and Dispositions).

     During 1995 and 1994, the Company received $1.6 million and $0.3 million, respectively, representing the remaining principal from a note issued in 1988 by the purchaser of the Company's Toledo, Ohio radio station and programmed music franchise.

     In December 1995, the Company paid $260,000 in exchange for the interest held by outside investors in Osborn Healthcare Communications, Inc. ('Osborn Healthcare'), thereby increasing its ownership to 100%. Osborn Healthcare provides cable television services to hospitals.

     In addition to debt service requirements, the Company's remaining liquidity demands will primarily be for capital expenditures and to meet working capital needs. The Company made capital expenditures of $1.3 million and $0.9 million in 1995 and 1994, respectively. These expenditures are primarily attributable to the addition of new customers by its programmed music franchises and upgrades to technical facilities at several of the broadcasting properties, including those acquired in 1994. For 1996, the Company expects to make capital expenditures for its existing properties totalling $0.9 million and will make capital expenditures for the properties acquired in 1996 as needed.

CASH FLOWS FROM FINANCING ACTIVITIES

     In August 1995, the Company entered into a credit facility of $56.0 million with Society National Bank. The facility consists of a $46.0 million revolving credit facility and a $10.0 million facility which may be used for acquisitions. The initial drawdown of $44.5 million, along with the Company's internally generated funds, was used to repay all outstanding indebtedness, totalling $50.0 million, at 101% of par value under the Company's existing debt facilities and to pay transaction costs.

     In June 1994, the Company entered into loan agreements totalling $50.0 million with World Subordinated Debt Partners, L.P., an affiliate of Citicorp Mezzanine Investment Fund ('CMIF'). The proceeds were used to fund the 1994 acquisitions, except the Atlantic City acquisition (see Acquisitions and Dispositions); to repay certain of the Company's existing debt; to redeem the Company's 13.875% senior subordinated notes of $10.7 million at 101% of par value; to pay transaction costs; and to provide funds for general corporate purposes. As partial consideration for making the loans, CMIF received a warrant to purchase 1,014,193 shares of the Company's common stock at $7.00 per share. The warrant is exercisable for a 10-year period. The CMIF loans were repaid in August 1995, primarily with the proceeds from the Society National Bank credit facility. Along with the repayment of debt, the Company was able to cancel purchase rights with respect to 676,162 warrant shares of the 1,014,193 warrant shares issued with the CMIF loans.

LONG-TERM DEBT

     Long-term debt to total capitalization decreased between December 31, 1994 and December 31, 1995 from 73% to 69% (see Cash Flows from Financing Activities). Based on transactions announced to date, the Company anticipates a net reduction in the ratio of long-term debt to total capitalization following the closing of the acquisitions and dispositions described above (see Acquisitions and Dispositions).

WORKING CAPITAL

     At December 31, 1995 and 1994, cash and cash equivalents totalled $13.0 million and $6.4 million, respectively. Working capital increased $3.9 million, from $8.3 million to $12.2 million during 1995. The change in working capital is primarily attributable to the results of operations (see Cash Flows from Operating Activities) and the proceeds from the Anniston transaction.

     Assuming no deterioration in the economic climate, the Company believes the funds generated from its existing operations are adequate to service its debt and to meet all other existing obligations in the normal course of business, and will continue to be adequate for the foreseeable future. The Company believes that the funds available under its existing credit facility, combined with the expected proceeds from the Syracuse, Jacksonville, Daytona Beach/Palatka, and Raleigh dispositions, will be sufficient to fund the Port Charlotte, Fresno, and Wheeling acquisitions. In 1996, 1997, 1998, and 1999 through 2001, $2.7 million, $4.1 million, $5.4 million, and $35.0 million respectively, of the Company's long-term debt principal is scheduled to be repaid. The Company anticipates that the 1996 amount will be repaid from the proceeds of the sale of the Atlantic City radio station. Such indebtedness is secured by the stock and assets of Atlantic City and is otherwise nonrecourse to the Company and its other assets. There can be no assurance that funds generated from operations will be sufficient to meet these obligations in full at maturity and refinancing and/or asset sales may be necessary. There can be no assurance as to the Company's ability to refinance this debt or sell assets on acceptable terms.

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

MANAGEMENT AGREEMENTS

     The Company currently owns 25% of the stock of Fairmont Communications Corporation. Fairmont is managed by the Company pursuant to a management agreement, for which the Company receives a management fee of $125,000 plus reimbursement of out-of-pocket expenses and allocated overhead costs. In August 1992, Fairmont filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. In September 1993, Fairmont emerged from Chapter 11 upon approval by the bankruptcy court of a plan of reorganization (the 'Plan'). The Plan provides for the sale of Fairmont's assets, distribution of proceeds in accordance with the Plan, and subsequent liquidation of Fairmont. All of Fairmont's stations were sold by 1994. The Company will continue to manage Fairmont pursuant to the management agreement which expires upon the liquidation of Fairmont, which is expected in 1996. In addition to its management fees, the Company received distributions of $0.4 million and $2.3 million in 1995 and 1994, respectively, relating to the sale of Fairmont's radio stations.

     The Company held a 32% interest in Northstar Television Group, Inc. and managed Northstar's four television stations pursuant to a management agreement in return for a management fee plus reimbursement of out-of-pocket expenses and allocated overhead costs. In 1994, Northstar's creditors and equity investors reached an agreement with respect to restructuring Northstar's highly leveraged capital structure pursuant to which, among other things, the Company received a portion of accrued and unpaid management fees and retains an economic interest. The Company's management agreement with Northstar terminated following the restructuring. In January 1995, three of Northstar's four television stations were sold and the Company received a distribution of $1.6 million.

OSBORN HEALTHCARE

     The Company's credit facility limits the amount of additional investment the Company may make in Osborn Healthcare to $2.0 million, of which $0.4 million was made in 1995. The Company believes that this limitation will not significantly impact the operation of the business in 1996.

SEASONALITY

     For broadcasting properties, the first quarter is expected to reflect the lowest revenues and net income of the year, while the fourth quarter historically has had the highest revenues and net income. This is due in part to increases in retail advertising in the fall in preparation for the holiday season, with a subsequent reduction of retail advertising after the holidays.

     The Company's entertainment properties are expected to reflect the lowest revenues and net operating results of the year in the first quarter due to the planned scheduling of the most popular performers during the peak spring, summer and fall seasons. Also, the Company's country music festival, Jamboree in the Hills, takes place in the third quarter of each year.

EFFECTS OF INFLATION

     The Company believes the relatively moderate rates of inflation over the past three years have not had a significant impact on the profitability of the Company. In general, the Company believes the effects of inflation are offset through increases in advertising rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                                                           PAGE
                                                                                                         ---------

Consolidated Financial Statements:

     Consolidated Balance Sheets at December 31, l995 and l994........................................       22

     Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.......       23

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.......       24

     Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1995,
      1994 and 1993...................................................................................       25

Notes to Consolidated Financial Statements............................................................       26

Report of Independent Auditors........................................................................       37

                       OSBORN COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                                             1995           1994
                                                                                      -----------    -----------
ASSETS
Current assets:
     Cash and cash equivalents.....................................................   $12,994,779    $ 6,368,473
     Accounts receivable, less allowance for doubtful accounts of $518,157 in 1995
      and $370,102 in 1994.........................................................     5,759,562      5,435,792
     Distribution receivable.......................................................            --      2,264,552
     Note receivable...............................................................            --      1,620,455
     Inventory.....................................................................       889,942      1,080,647
     Prepaid expenses and other current assets.....................................     1,525,308        782,544
                                                                                      -----------    -----------
          Total current assets.....................................................    21,169,591     17,552,463

Investment in affiliated companies.................................................       524,084        535,913
Property, plant and equipment, at cost, less accumulated depreciation of
  $18,624,021 in 1995 and $15,945,361 in 1994......................................    15,358,070     16,442,810
Intangible assets, net of accumulated amortization of $15,238,193 in 1995 and
  $13,308,848 in 1994..............................................................    40,463,595     44,418,927
Other noncurrent assets............................................................       118,753        216,373
                                                                                      -----------    -----------
          Total assets.............................................................   $77,634,093    $79,166,486
                                                                                      -----------    -----------
                                                                                      -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses.........................................   $ 4,509,292    $ 3,787,528
     Accrued wages and sales commissions...........................................       434,309        304,781
     Accrued interest payable......................................................       459,114      1,944,787
     Accrued income taxes..........................................................       825,712        535,489
     Current portion of long-term debt.............................................     2,718,000      2,700,000
                                                                                      -----------    -----------
          Total current liabilities................................................     8,946,427      9,272,585

Long-term debt.....................................................................    44,482,000     48,313,905

Deferred income taxes..............................................................     2,275,711      2,035,047

Other noncurrent liabilities.......................................................       432,916        263,107

Commitments and contingencies......................................................            --             --

Stockholders' equity:
     Preferred stock, par value $.01 per share; authorized 5,000,000 shares, none
      issued and outstanding.......................................................            --             --
     Common stock, par value $.01 per share; authorized
       7,425,000 shares, issued and outstanding shares: 5,286,347 and 5,276,347, respectively, in 1995; 5,369,747 and 5,359,747, respectively,
      in 1994......................................................................        52,764         53,598
     Non-voting common stock, par value $.01 per share; authorized 75,000 shares,
      none issued and outstanding..................................................            --             --
     Additional paid-in capital....................................................    39,694,601     40,181,258
     Accumulated deficit...........................................................   (18,250,326)   (20,953,014)
                                                                                      -----------    -----------
          Total stockholders' equity...............................................    21,497,039     19,281,842
                                                                                      -----------    -----------
          Total liabilities and stockholders' equity...............................   $77,634,093    $79,166,486
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                            See accompanying notes.

                       OSBORN COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                              1995           1994           1993
                                                                       -----------    -----------    -----------
Net revenues........................................................   $39,100,496    $34,581,651    $27,398,647
                                                                       -----------    -----------    -----------
Operating expenses:
     Selling, technical and program.................................    11,380,774      9,087,356      6,591,832
     Direct programmed music and entertainment......................    10,489,513      9,807,495      9,199,885
     General and administrative.....................................     7,526,897      6,611,035      5,454,912
     Depreciation and amortization..................................     5,782,404      5,285,280      4,256,648
     Corporate expenses.............................................     1,705,850      2,475,675      1,497,617
                                                                       -----------    -----------    -----------
          Total operating expenses..................................    36,885,438     33,266,841     27,000,894
                                                                       -----------    -----------    -----------
Operating income....................................................     2,215,058      1,314,810        397,753

Other income........................................................     2,314,508      2,246,450        297,592

Interest expense....................................................     5,212,999      4,385,827      2,714,071

Equity in results of affiliated company.............................       (11,829)            --             --

Gain on sale of station.............................................     8,094,993             --             --
                                                                       -----------    -----------    -----------

Income (loss) before income taxes and extraordinary item............     7,399,731       (824,567)    (2,018,726)

Provision for income taxes..........................................       775,982        289,220        154,366
                                                                       -----------    -----------    -----------

Income (loss) before extraordinary item.............................     6,623,749     (1,113,787)    (2,173,092)

Extraordinary item:
     Loss on debt extinguishment....................................    (3,921,061)      (436,329)            --
                                                                       -----------    -----------    -----------
Net income (loss)...................................................   $ 2,702,688    ($1,550,116)   ($2,173,092)
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

Primary earnings per common share:
     Income (loss) before extraordinary item........................         $1.23         ($0.21)        ($0.50)
     Loss on extinguishment of debt.................................         (0.73)         (0.08)            --
                                                                       -----------    -----------    -----------
Net income (loss) per common share..................................         $0.50         ($0.29)        ($0.50)
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
Fully diluted earnings per common share:
     Income (loss) before extraordinary item........................         $1.22         ($0.21)        ($0.50)
     Loss on extinguishment of debt.................................         (0.72)         (0.08)            --
                                                                       -----------    -----------    -----------
Net income (loss) per common share..................................         $0.50         ($0.29)        ($0.50)
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

Weighted average common shares outstanding:
     Primary shares.................................................     5,388,001      5,376,715      4,372,922
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
     Fully diluted shares...........................................     5,459,353      5,376,715      4,372,922
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

                            See accompanying notes.

                       OSBORN COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                          1995           1994           1993
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................   $ 2,702,688    ($1,550,116)   ($2,173,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..............................................     5,782,404      5,285,280      4,256,648
     Gain on sale of station....................................................    (8,094,993)            --             --
     Deferred income taxes......................................................       240,664        175,000             --
     Loss on extinguishment of debt.............................................     3,921,061        436,329             --
     Write-off of registration statement costs..................................            --        397,583             --
     Non-cash interest expense..................................................       332,284        210,421             --
     Equity in results of affiliated company....................................        11,829             --             --
     Distributions from affiliated companies....................................    (1,942,731)            --             --
     Changes in current assets and current liabilities:
          Increase in accounts receivable.......................................      (323,770)    (2,165,123)      (464,823)
          Decrease (increase) in inventory......................................       190,705       (214,241)       (42,029)
          (Increase) decrease in prepaid expenses and other current assets......      (742,764)      (177,499)        55,702
          Acquisition deposit held in escrow....................................       180,000             --             --
          Increase in distribution receivable...................................            --     (2,264,552)            --
          Increase (decrease) in accounts payable and accrued expenses..........       721,764      1,069,534       (511,018)
          Increase (decrease) in accrued wages and sales commissions............       129,528        (96,287)        18,251
          (Decrease) increase in accrued interest payable.......................    (1,485,673)     1,632,742         33,646
          Increase in accrued income taxes......................................       290,223         15,009         84,250
                                                                                   -----------    -----------    -----------
               Total adjustments................................................      (789,469)     4,304,196      3,430,627
                                                                                   -----------    -----------    -----------
          Net cash provided by operating activities.............................     1,913,219      2,754,080      1,257,535
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from affiliated companies....................................     4,207,283             --             --
     Payments for business acquisitions.........................................            --    (21,825,094)            --
     Proceeds from sale of station..............................................    10,000,000             --             --
     Accrued transaction costs..................................................    (1,411,981)            --             --
     Proceeds from note receivable..............................................     1,620,455        329,545      1,450,000
     Capital expenditures.......................................................    (1,326,492)      (942,771)      (340,464)
     Acquisition deposit held in escrow.........................................      (180,000)            --       (500,000)
     Expenditures for intangible assets.........................................      (524,863)            --             --
                                                                                   -----------    -----------    -----------
          Net cash provided by (used in) investing activities...................    12,384,402    (22,438,320)       609,536
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt...................................    44,500,000     48,460,982             --
     Proceeds from issuance of stock warrant....................................            --      1,774,837             --
     Debt issuance costs........................................................    (1,183,824)    (1,887,965)            --
     Registration statement costs...............................................            --       (228,587)            --
     Proceeds from exercise of stock options....................................       154,863          6,000             --
     Purchase and retirement of treasury stock..................................      (642,354)      (107,058)            --
     Proceeds from rights offering..............................................            --             --      6,597,253
     Prepayment penalty on debt retirement......................................      (500,000)            --             --
     Principal payments on long-term debt and notes payable.....................   (50,000,000)   (23,286,671)    (8,086,529)
                                                                                   -----------    -----------    -----------
          Net cash (used in) provided by financing activities...................    (7,671,315)    24,731,538     (1,489,276)
                                                                                   -----------    -----------    -----------
Net increase in cash and cash equivalents.......................................     6,626,306      5,047,298        377,795
Cash and cash equivalents at beginning of period................................     6,368,473      1,321,175        943,380
                                                                                   -----------    -----------    -----------
Cash and cash equivalents at end of period......................................   $12,994,779    $ 6,368,473    $ 1,321,175
                                                                                   -----------    -----------    -----------
                                                                                   -----------    -----------    -----------
Supplemental cash flow information:
     Cash paid for interest.....................................................   $ 6,366,388    $ 2,542,664    $ 2,680,425
                                                                                   -----------    -----------    -----------
                                                                                   -----------    -----------    -----------
     Cash paid for income taxes.................................................   $   245,095    $    99,211    $    70,116
                                                                                   -----------    -----------    -----------
                                                                                   -----------    -----------    -----------

                            See accompanying notes.

                       OSBORN COMMUNICATIONS CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                          VOTING                NON-VOTING
                                                   ---------------------    ------------------    ADDITIONAL
                                                                   PAR                   PAR        PAID-IN      ACCUMULATED
                                                     SHARES       VALUE     SHARES      VALUE       CAPITAL        DEFICIT
                                                   ----------    -------    -------    -------    -----------    -----------
Balance at December 31, 1992....................    6,976,688    $69,768         --         --    $30,894,831    ($17,229,806)

Net loss........................................           --         --         --         --             --     (2,173,092)

Sale of common stock............................    3,490,000     34,900         --         --      6,562,353             --

Issuance of common stock in exchange for
  minority interest.............................      285,493      2,855         --         --        996,371             --
                                                   ----------    -------    -------    -------    -----------    -----------

Balance at December 31, 1993....................   10,752,181    107,523         --         --     38,453,555    (19,402,898)

Exercise of stock options.......................        1,500         15         --         --          5,984             --

Issuance of stock warrant.......................           --         --         --         --      1,774,837             --

Effect of 1-for-2 reverse stock split...........   (5,376,091)   (53,762)        --         --         53,762             --

Purchase and retirement of treasury stock.......      (17,843)      (178)        --         --       (106,880)            --

Net loss........................................           --         --         --         --             --     (1,550,116)
                                                   ----------    -------    -------    -------    -----------    -----------

Balance at December 31, 1994....................    5,359,747     53,598         --         --     40,181,258    (20,953,014)

Purchase and retirement of treasury stock.......     (107,059)    (1,071)        --         --       (641,283)            --

Exercise of stock options.......................       23,659        237         --         --        154,626             --

Net income......................................           --         --         --         --             --      2,702,688
                                                   ----------    -------    -------    -------    -----------    -----------

Balance at December 31, 1995....................    5,276,347    $52,764         --         --    $39,694,601    ($18,250,326)
                                                   ----------    -------    -------    -------    -----------    -----------
                                                   ----------    -------    -------    -------    -----------    -----------

                            See accompanying notes.

                       OSBORN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

NOTE 1 -- NATURE OF BUSINESS AND ORGANIZATION

     Osborn Communications Corporation (the 'Company') is engaged in the operation of radio, television, programmed music, cable television and other communications properties throughout the United States.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     A. Basis of presentation -- The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated. Investments in affiliated companies are accounted for using the equity method. Prior years' amounts have been reclassified to conform with the current year's presentation.

     B. Depreciation -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings.....................................................................       10-30 years
Furniture and fixtures........................................................           5 years
Broadcasting equipment........................................................        3-19 years
Transportation equipment......................................................         3-5 years

     Expenditures for maintenance and repairs are charged to operations as incurred.

     C. Intangible assets -- Intangible assets include $2.5 million for 1995 and $3.0 million for 1994 for agreements not to compete relating to certain transactions described in Note 3, and $3.4 million for 1995 and 1994 assigned to Muzak customer contracts acquired in 1990 and 1986, which are being amortized over their estimated useful lives. Deferred financing costs of $1.2 million for 1995 and $1.9 million for 1994 are being amortized over the term of the related debt on a straight-line basis, which approximates the interest method. The remainder, in the amount of $48.6 million for 1995 and $49.3 million for 1994, represents the excess of acquisition cost over the amounts assigned to other assets acquired in the Company's acquisitions, and is being amortized on a straight-line basis principally over a 40-year period.

     It is the Company's policy to account for goodwill and all other intangible assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of intangible assets of the Company and its subsidiaries, management assesses the carrying value of the intangible assets if facts and circumstances suggest that there may be
impairment.  If  this  review  indicates  that  the  intangibles  will  not   be
recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of the intangible assets would be reduced to estimated realizable value.

     The Financial Accounting Standards Board issued SFAS No.121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' in March 1995, which establishes standards for the recognition and measurement of impairment losses on long-lived assets, certain identifiable intangible assets, and goodwill. The requirements of SFAS No.121 will be effective for the Company's financial statements beginning in 1996. The Company does not believe that the implementation of SFAS No. 121 will have a material effect on its financial statements.

     D. Barter transactions -- Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast, and merchandise or services received are charged to expense (or capitalized as appropriate) when received or used.

     E. Minority interest -- In December 1995, the Company paid $260,000 in exchange for the interest held by outside investors in Osborn Healthcare Communications, Inc. ('Osborn Healthcare'), thereby increasing its ownership to 100%. Osborn Healthcare provides cable television services to hospitals.

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

     F. Revenue -- Broadcast revenue is presented net of advertising commissions and representative fees of $2,326,000, $2,089,000 and $1,417,000 in 1995, 1994 and 1993, respectively.

     G. Per share data -- Primary earnings per common share for 1995 is based on the net income for the year divided by the weighted average number of common and common equivalent shares. Common stock equivalents consist of stock options and warrants (see Notes 11 and 12). Shares issuable upon the exercise of all common stock equivalents and other potentially dilutive securities are not included in the computations for 1994 and 1993 since their effect is not dilutive.

     H. Cash equivalents -- Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash and have an original maturity of three months or less when purchased.

     I. Inventory -- Inventories, consisting of merchandise for the Company's entertainment properties, sound equipment held for resale by the Company's Muzak franchises and equipment held for resale by the Company's healthcare cable business, are valued at the lower of cost or market using the first-in, first-out method.

     J. Risks and Uncertainties -- The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results may differ from those estimates.

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS

     At December 31, 1995 the Company owned and operated eleven FM and five AM radio stations, four programmed music and sound equipment distributorships, a hospital cable television company and certain entertainment properties.

1995:

     In December 1995, the Company entered into an option agreement with Allbritton Communications Company for the sale of television station WJSU-TV, Anniston, Alabama, and an associated 10-year local marketing agreement. In consideration for the option, the Company received a nonrefundable cash payment of $10.0 million. Because the cash proceeds from the option are nonrefundable, the Company accounted for the economic substance of the transaction as if a sale of substantially all the assets of the station had occurred. Accordingly, a gain of approximately $8.1 million was recorded. In addition, upon the exercise of the option and the necessary FCC consent, the Company will receive an additional cash payment of $2.0 million. If the necessary approvals to relocate the station's broadcast transmitter to maximize broadcast coverage of the facility are received, the Company will receive additional cash payments of up to $7.0 million.

     In August 1995, the Company agreed to acquire substantially all the assets of radio stations WKII-AM/WEEJ-FM, Port Charlotte, Florida from Kneller Broadcasting of Charlotte County, Inc. ('Kneller') for $2.85 million, subject to Federal Communications Commission ('FCC') approval and license renewal. In the event that the Company is able to relocate WEEJ-FM's broadcast antenna to the Company's Pine Island, Florida tower in order to better serve the Port Charlotte/Ft. Myers market, additional consideration of $750,000 will be paid. Pending the closing of the transaction, which is expected in April 1996, the stations are managed by the Company pursuant to a local marketing agreement.

     In September 1995, the Company agreed to sell substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York to Pilot Communications L.L.C. ('Pilot') for $12.5 million, subject to FCC approval. Pending the closing of the transaction, which occurred in February

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

1996, the stations were managed by the purchaser pursuant to a local marketing agreement (see Note 13).

     In September 1995, the Company agreed to sell substantially all the assets of radio stations WWRD-FM, Jacksonville, Florida/Brunswick, Georgia and WFKS-FM, Daytona Beach/Palatka, Florida, as well as the Company's 50% interest in the broadcast tower serving WWRD-FM to Renda Broadcasting Corporation ('Renda') for total consideration of $6.5 million. The closing of the transactions is subject to FCC approval. The sale of WWRD-FM closed in January 1996 (see Note 13) and the sale of WFKS-FM is expected to close in 1996. Pending the closing of the transactions, the stations have been managed by the purchaser pursuant to local marketing agreements.

1994:

     In June 1994, the Company acquired substantially all the assets of three FM and one AM radio stations for $20.0 million plus transaction costs. The acquisition included radio stations WWNC-AM/WKSF-FM, Asheville, North Carolina; WOLZ-FM, Ft. Myers, Florida; and WFKS-FM, Daytona Beach/Palatka, Florida. In August 1994, the Company acquired substantially all the assets of radio stations WAAX-AM/WQEN-FM, Gadsden, Alabama for $1.75 million plus transaction costs. The seller of the six stations has agreed not to own or operate radio stations in these markets for a period of three years. The Gadsden market is adjacent to the Anniston market, in which the Company owned its television station. In August 1995, the Company was granted a waiver of the FCC's regulations prohibiting ownership of radio and television stations in the same market. Pending the FCC's ruling on the waiver application, the Gadsden stations were placed in a trust which operated the stations on the Company's behalf.

     In March 1994, the Company, through a wholly-owned subsidiary, acquired radio station WAYV-FM, Atlantic City, New Jersey, for consideration of approximately $2.5 million (see Note 6.) In February 1996, the Company entered into an agreement to sell substantially all the assets of radio station WAYV-FM, Atlantic City, New Jersey to Equity Communications, L.P. for $3.1 million, subject to FCC approval. Pending the closing of the transaction, which is expected in 1996, the purchaser is managing the stations pursuant to a local marketing agreement.

     All of the acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of the properties acquired are included in the Company's consolidated results of operations from the respective dates of acquisition and until the date of disposition for properties disposed. Prior to the grant of the waiver of the FCC's cross-ownership regulations, the Gadsden acquisition was accounted for using the equity method of accounting. Accordingly, prior year financial statements have been reclassified to reflect the consolidation of the Gadsden radio stations.

OTHER INVESTMENTS:

     In 1989, the Company acquired, for $620,000, a 50% non-voting ownership interest (without control) in a corporation that owns and operates radio station WDRR-FM, San Carlos Park, Florida. The station became operational in September 1995. The Company's net investment is included in investment in affiliated companies on the consolidated balance sheet.

     In 1989, the Company acquired a 32% ownership interest in Northstar Television Group, Inc. ('Northstar') for $329,000. From Northstar's inception through May 1994, the Company managed Northstar's four television stations for an annual fee of up to $250,000, plus reimbursement of out-of-pocket expenses and allocated overhead costs. In 1994, as a result of a proposed restructuring of Northstar, the Company agreed, as payment for prior services rendered, to receive an immediate

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

payment of $250,000, another payment of $250,000 within two years, and the retention of an economic interest. The Company's management agreement terminated following the restructuring. In 1995, three of Northstar's four television stations were sold and the Company received a distribution of $1.6 million, classified as other income in the consolidated statement of operations, plus accrued management fees of $250,000.

     In 1987, the Company acquired 25% of the stock of Fairmont Communications Corporation ('Fairmont') for $500,000. Fairmont owned seven radio stations in four large and medium sized markets. In August 1992, Fairmont filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. In September 1993, Fairmont emerged from Chapter 11 upon approval by the bankruptcy court of a plan of reorganization (the 'Plan'). The Plan provided for the sale of Fairmont's assets, distribution of the proceeds in accordance with the Plan, and subsequent liquidation of Fairmont. All of Fairmont's stations were sold by the second quarter of 1994. The Company will continue to manage Fairmont pursuant to a management agreement which expires upon the liquidation of Fairmont, which is expected in 1996. For managing Fairmont, the Company receives an annual fee of $125,000, plus reimbursement of out-of-pocket expenses and allocated overhead costs. In 1994, the Company received additional management fees of $728,000 related to the sale of Fairmont's stations. The Company also earned distributions of $0.4 million and $2.3 million in 1995 and 1994, respectively, classified as other income and distribution receivable in the consolidated financial statements, determined by the amounts realized by Fairmont from sales of its assets.

NOTE 4 -- LOCAL MARKETING AGREEMENTS

     The Company has entered into certain local marketing agreements ('LMAs') whereby it provides programming to a station owned by a third party and pays a monthly fee for the right to air such programming. The Company receives the right to solicit advertising and to receive payments from the advertisers.

     In September 1995, the Company entered into an LMA with Kneller to manage Kneller's radio stations WKII-AM/WEEJ-FM, Port Charlotte, Florida pending the acquisition of the stations (see Note 3).

     In January 1996, the Company entered into an LMA with EBE Communications Limited Partnership and EBE Broadcasting, L.P. ('EBE') to manage EBE's radio stations KNAX-FM/KRBT-FM, Fresno, California pending the acquisition of the stations (see Note 13).

     In addition, the Company has entered into certain other LMAs whereby a third party provides programming to a station owned by the Company and pays a monthly fee for the right to air such programming. The third party receives the right to solicit advertising and to receive payments from the advertisers.

     In September 1995, the Company entered into LMAs with Renda to manage radio stations WWRD-FM, Jacksonville, Florida/Brunswick, Georgia and WFKS-FM, Daytona Beach/Palatka, Florida pending the disposition of the stations (see Note 3).

     In September 1995, the Company entered into an LMA with Pilot to manage radio stations WNDR-AM/WNTQ-FM, Syracuse, New York pending the disposition of the stations (see Note 3).

     In 1993, the Company entered into a five-year LMA with Great Trails Broadcasting Corporation ('Great Trails') to manage the Company's radio station WING-FM, Dayton/Springfield, Ohio. Great Trails has the option to purchase the station at escalating prices throughout the term of the LMA.

     In  1992,  the  Company  entered   into  a  five-year  LMA  with   Pinnacle
Broadcasting Company, Inc. ('Pinnacle') to manage the Company's radio station WFXK-FM, Raleigh/Tarboro, North Carolina. In

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

February 1996, the Company agreed to sell substantially all the assets of the station to Pinnacle (see Note 13).

NOTE 5 -- PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

                                                                               YEAR ENDED DECEMBER 31,
                                                                            --------------------------
                                                                                   1995           1994
                                                                            -----------    -----------

Net revenues.............................................................   $32,349,000    $30,485,000
Loss before extraordinary item...........................................      (533,000)    (1,377,000)
Net loss.................................................................    (4,454,000)    (1,813,000)
Net loss per share.......................................................       ($0.82)        ($0.34)

     The unaudited pro forma information for the year ended December 31, 1995 assumes that the Anniston, Syracuse and Jacksonville/Brunswick dispositions, as described in Note 3, had occurred on January 1, 1995. The unaudited pro forma information for the year ended December 31, 1994 assumes that the Anniston, Syracuse and Jacksonville/Brunswick dispositions and Atlantic City, Asheville, Ft. Myers, Daytona Beach/Palatka, and Gadsden acquisitions, as described in Note 3, the CMIF credit agreement, as described in Note 6, and reverse stock split, as described in Note 12, had occurred on January 1, 1994. The pro forma information is not necessarily indicative either of the results of operations that would have occurred had these transactions been made at the beginning of the period, or of future results of operations.

     Net assets of properties to be disposed in Syracuse, Anniston, Jacksonville/Brunsick, Daytona Beach, Raleigh/Tarboro and Atlantic City aggregated $17.6 million at December 31, 1995, consisting of current assets of $0.8 million, net property, plant and equipment of $4.1 million, and net intangible assets of $12.7 million.

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

NOTE 6 -- LONG-TERM DEBT

     A summary of long-term debt as of December 31, 1995 and 1994 is as follows:

                                                                         1995           1994
                                                                  -----------    -----------

Note payable to Society National Bank, at the prime rate plus
  1.5%; interest payable quarterly; principal due in quarterly installments from December 31, 1996 through December 31,
  2001(A)......................................................   $14,500,000             --
Note payable to Society National Bank, at LIBOR plus 2.75%;
  principal due in quarterly installments from December 31,
  1996 through December 31, 2001(A)............................    30,000,000             --
Notes payable to World Subordinated Debt Partners, L.P.:
     Senior Note at 9.25%; interest payable quarterly;
       principal due in quarterly installments in varying
       amounts June 1996 through June 2002(B)..................            --    $25,000,000
     Senior Subordinated Note at 11.00%; interest payable
       quarterly; principal due in quarterly installments in
       varying amounts June 1996 through June 2002(B)..........            --     10,000,000
     Subordinated Note at 12.00%; interest payable
       semiannually; principal due in equal installments June
       2003 and June 2004(B)...................................            --     15,000,000
Unamortized warrant value(B)...................................            --     (1,686,095)
Term loan payable to National Westminster Bank, net of
  unamortized debt discount of $700,000; interest payable
  quarterly at LIBOR plus 2.5%; principal due in quarterly
  installments in varying amounts June 1996 through March
  2000(C)......................................................     2,700,000      2,300,000
Revolving loan payable to National Westminster Bank, interest payable quarterly at LIBOR plus 2.5%; principal due in
  quarterly installments in varying amounts June 1996 through
  March 2000(C)................................................            --        400,000
                                                                  -----------    -----------
                                                                   47,200,000     51,013,905
Less current portion...........................................     2,718,000      2,700,000
                                                                  -----------    -----------
                                                                  $44,482,000    $48,313,905
                                                                  -----------    -----------
                                                                  -----------    -----------

------------

 (A) In August 1995, the Company entered into a credit facility of $56.0 million with Society National Bank (the 'Credit Facility'). The Credit Facility consists of a $46.0 million revolving credit facility and a $10.0 million facility which may be used for acquisitions. The initial drawdown of $44.5 million, along with the Company's internally generated funds, was used to repay existing loans totalling $50.0 million and pay transaction costs. The Credit Facility contains covenants which require, among other things, that the Company and its subsidiaries (excluding Atlantic City Broadcasting
     Corp.) maintain certain financial levels, principally with respect to EBITDA and

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

    leverage  ratios, and limit  the amount of  capital expenditures. The Credit
     Facility also restricts the payment of cash dividends. The Credit Facility is collateralized by pledges of the tangible and intangible assets of the Company and its subsidiaries (excluding Atlantic City Broadcasting Corp.), as well as the stock of those subsidiaries. At December 31, 1995, the Company has additional availability under the revolving credit facility and the acquisition facility of $1.5 million and $10.0 million, respectively. The Company pays an annual commitment fee of 0.5% of the unused commitment.

 (B) In June 1994, the Company entered into two loan agreements totalling $50.0 million with World Subordinated Debt Partners, L.P., an affiliate of Citicorp Mezzanine Investment Fund ('CMIF'). As part of the consideration for making the loans, the lender was given a warrant to purchase 1,014,193 shares of the Company's common stock at $7.00 per share (see Note 12.) The net proceeds from the loans were used to fund the acquisitions of radio stations and to repay certain of the Company's other debt, resulting in an extraordinary loss on the early extinguishment of debt of $436,000 in 1994. The loans were repaid in August 1995, primarily using the proceeds from the Credit Facility. Along with the repayment of debt, the Company was able to cancel purchase rights with respect to 676,162 warrant shares of the 1,014,193 warrant shares issued with the previous loans.

     As a result of the repayment of the CMIF loans, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $3.9 million in 1995. The extraordinary loss is primarily due to non-cash charges from the write-off of deferred financing costs and debt discount.

 (C) The term loan and revolving loan contain covenants with respect to the Company's wholly-owned subsidiary, Atlantic City Broadcasting Corp. which, among other things, restrict cash distributions to the Company and limit the amount of annual capital expenditures. The revolving loan converted to a term loan in March 1995. These loans are collateralized by pledges of the tangible and intangible assets and stock of Atlantic City Broadcasting Corp., and is otherwise nonrecourse to the Company and its other assets. The Company and the lender have agreed to sell substantially all the assets of Atlantic City Broadcasting Corp., and accordingly, the debt is classified as short term. All proceeds of the proposed sale are expected to be used to fund transaction costs and repay the debt (see Note 13). The assets of Atlantic City Broadcasting Corporation were acquired in March 1994 for consideration of approximately $2.5 million, consisting of the assumption of debt.

                            ------------------------

     At December 31, 1995, the aggregate amounts of long-term debt due during the next five years are as follows:

                        YEAR ENDING
                        DECEMBER 31,                             AMOUNT
------------------------------------------------------------   ----------

1996........................................................   $2,718,000
1997........................................................    4,094,000
1998........................................................    5,428,000
1999........................................................    6,900,000
2000........................................................    9,108,000

     The fair value of the debt approximates net book value.

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

NOTE 7 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, consists of the following:

                                                                         1995            1994
                                                                 ------------    ------------
Land..........................................................   $  4,256,414    $  4,212,237
Buildings.....................................................      4,168,839       4,122,771
Equipment.....................................................     25,556,838      24,053,163
                                                                 ------------    ------------
                                                                   33,982,091      32,388,171
Less accumulated depreciation.................................    (18,624,021)    (15,945,361)
                                                                 ------------    ------------
                                                                 $ 15,358,070    $ 16,442,810
                                                                 ------------    ------------
                                                                 ------------    ------------

     At December 31, 1995, all property, plant and equipment is pledged as collateral for the debt disclosed in Note 6.

NOTE 8 -- INCOME TAXES

     At December 31, 1995, the Company has consolidated net operating loss carryforwards for income tax purposes of $33.9 million that expire in years 2002 through 2010. Of the total net operating loss carryforwards, $11.0 million may be used only to offset future income of the Company's subsidiary, Osborn Entertainment Enterprises Corporation. For financial reporting purposes, a valuation allowance of $9.1 million has been recognized to offset the deferred tax asset related to carryforwards.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                                         1995            1994
                                                                  -----------    ------------
Deferred tax assets:
     Net operating loss carryforwards..........................   $13,577,873    $ 12,389,451
     Other.....................................................       713,951         643,740
                                                                  -----------    ------------
                                                                   14,291,824      13,033,191
     Valuation allowance.......................................    (9,088,722)    (10,909,106)
                                                                  -----------    ------------
                                                                    5,203,102       2,124,085
Deferred tax liabilities:
     Depreciation and amortization.............................     4,014,313       3,984,132
     Sale of station...........................................     3,289,500              --
     Other.....................................................       175,000         175,000
                                                                  -----------    ------------
                                                                    7,478,813       4,159,132
                                                                  -----------    ------------
     Net deferred tax liability................................   $ 2,275,711    $  2,035,047
                                                                  -----------    ------------
                                                                  -----------    ------------

     The 1995 provision for income taxes consists entirely of state and local taxes, of which $535,000 is current and $241,000 is deferred. The 1994 provision consists entirely of state and local taxes, of which $114,000 is current and $175,000 is deferred. The 1993 provision consists entirely of current state and local taxes.

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

                                                                 1995        1994        1993
                                                          -----------    --------    --------
Amount computed using statutory rate...................   $ 1,217,532   ($428,705)  ($686,367)
State and local taxes, net of federal benefit..........       504,388     190,885     101,882
Losses (with) without tax benefit......................    (1,228,507)    234,539     611,691
Nondeductible expenses.................................       282,569     292,501     127,160
                                                          -----------    --------    --------
                                                          $   775,982    $289,220    $154,366
                                                          -----------    --------    --------
                                                          -----------    --------    --------

NOTE 9 -- COMMITMENTS

     The Company leases office space, vehicles and office equipment. Rental expense amounted to $994,000, $768,000 and $710,000 in 1995, 1994 and 1993,
respectively.

     The minimum aggregate annual rentals under noncancellable operating leases are payable as follows:

                                  YEAR ENDING
                                  DECEMBER 31,                                       AMOUNT
--------------------------------------------------------------------------------   ----------

1996............................................................................   $1,492,000
1997............................................................................    1,137,000
1998............................................................................      917,000
1999............................................................................      653,000
2000............................................................................      279,000
and thereafter..................................................................      752,000
                                                                                   ----------
                                                                                   $5,230,000
                                                                                   ----------
                                                                                   ----------

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     The Company sponsors a profit sharing plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan is available to all full-time employees with at least one year of employment with the Company. All eligible employees may elect to contribute a portion of their compensation to the profit sharing plan, subject to Internal Revenue Code limitations. In December 1994, the Company adopted a non-qualified deferred compensation plan available to certain management employees.

NOTE 11 -- STOCK OPTION PLAN

     The Company's Incentive Stock Option Plan provides for the granting to officers and key employees of incentive and non-qualified stock options to purchase the Company's voting common stock as defined under current tax laws. Incentive stock options are exercisable at a price equal to the fair market value, as defined, on the date of grant, for a maximum 10-year period from the date of grant. Non-qualified stock options may be granted at an exercise price equal to at least 85% of the fair market value on the date of grant, for a maximum 11-year period from the date of grant. The exercise prices of all options granted in 1995, 1994 and 1993 were the fair market values at the date of grant.

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

     The following table summarizes the plan's transactions for the years ended December 31, 1995, 1994 and 1993:

                                                                   1995       1994       1993
                                                                -------    -------    -------
Outstanding options, beginning of year.......................   417,000    382,750    339,250
Granted......................................................    66,500    108,250     47,500
Cancelled or expired.........................................   (12,500)   (72,500)    (4,000)
Exercised....................................................   (23,659)    (1,500)     --
                                                                -------    -------    -------
Outstanding options, end of year.............................   447,341    417,000    382,750
                                                                -------    -------    -------
                                                                -------    -------    -------
Average price of options exercised...........................     $6.55      $4.00      --
Weighted average exercise price, end of year.................     $6.66      $6.64      $5.52
Options exercisable, end of year.............................   283,921    280,083    300,884
Options available for future grant...........................    79,000    133,000     17,250

     The Financial Accounting Standards Board issued SFAS No. 123, 'Accounting for Stock Based Compensation' in October 1995, which establishes financial accounting and reporting standards for stock based employee compensation plans including stock purchase plans, stock options, restricted stock, and stock appreciation rights. The Company has elected to continue accounting for stock based compensation under Accounting Principles Board Opinion No. 25. The disclosure requirements of SFAS No. 123 will be effective for the Company's financial statements beginning in 1996. The Company does not believe that the implementation of SFAS No. 123 will have a material effect on its financial statements.

NOTE 12 -- STOCKHOLDERS' EQUITY

     In January 1995, the Company repurchased and subsequently retired 107,059 unregistered shares of its common stock which were held by an institution, totalling approximately $642,000. In December 1994, the Company repurchased and subsequently retired 17,843 shares of its common stock at $6.00 per share, totalling approximately $107,000.

     In June 1994, the Company entered into two credit agreements totalling $50.0 million with CMIF (see Note 6.) As partial consideration for making the loans, CMIF received a warrant to purchase 1,014,193 shares (after giving effect to the reverse stock split described below) of the Company's common stock at $7.00 per share. The warrant is exercisable for a 10-year period. Under the terms of the warrant agreement, in the event that the CMIF loans were repaid by December 31, 1995, purchase rights with respect to 676,162 warrant shares will be cancelled. The loans were repaid in August 1995 and, accordingly, the purchase rights with respect to 676,162 warrant shares were cancelled.

     On July 11, 1994, the Company effected a 1-for-2 reverse stock split for shareholders of record on that date. Cash was paid in lieu of fractional shares. All per share amounts in the consolidated statement of operations reflect the reverse stock split.

NOTE 13 -- SUBSEQUENT EVENTS (UNAUDITED)

     In January 1996, the Company entered into an agreement to acquire substantially all assets of radio stations KNAX-FM/KRBT-FM, Fresno, California from EBE Broadcasting, L.P., subject to FCC approval. Consideration for the acquisition consists of $6.0 million plus 120,000 shares of the Company's common stock. Pending the closing of the transaction, which is expected in 1996, the Company is managing the stations pursuant to a local marketing agreement.

     In January 1996, the Company entered into an agreement to acquire substantially all the assets of radio station WHLX-FM, Wheeling, West Virginia from Bethlehem Radio, Inc. for $0.8 million, subject to FCC approval. The transaction is expected to close in 1996.

                       OSBORN COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1995

     In February 1996, the Company entered into an agreement to acquire substantially all the assets of radio stations WKWK-AM/FM, Wheeling, West
Virginia from WKWK Radio, Inc. for $2.7 million, subject to FCC approval. Pending the closing of the transaction, which is expected in 1996, the Company intends to enter into a local marketing agreement to manage the stations as soon as FCC regulations permit.

     In January 1996, the Company sold substantially all the assets of radio station WWRD-FM, Jacksonville, Florida/Brunswick, Georgia to Renda Broadcasting Corp. for $2.5 million. This transaction resulted in a pre-tax gain of approximately $0.8 million (see Note 3).

     In February 1996, the Company sold substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York to Pilot Communications, L.L.C. for $12.5 million. This transaction resulted in a pre-tax gain of approximately $6.0 million (see Note 3).

     In February 1996, the Company entered into an agreement to sell substantially all the assets of radio station WFXK-FM, Raleigh/Tarboro, North Carolina to Pinnacle Broadcasting Corporation for $5.9 million, subject to FCC approval. Pending the closing of the transaction, which is expected in 1996, the purchaser is continuing to manage the station pursuant to a local marketing agreement (see Note 4).

     In February 1996, the Company entered into an agreement to sell substantially all the assets of radio station WAYV-FM, Atlantic City, New Jersey to Equity Communications, L.P. for $3.1 million, subject to FCC approval. Pending the closing of the transaction, which is expected in 1996, the purchaser is managing the stations pursuant to a local marketing agreement.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
OSBORN COMMUNICATIONS CORPORATION

We have audited the accompanying consolidated balance sheets of Osborn Communications Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Osborn Communications Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                               ERNST & YOUNG LLP

New York, New York
February 16, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to Directors of the Company is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 22, l996 and is incorporated herein by reference. The information required by this item relating to the executive officers of the Company is included in Part I of this report on page 12.

     All directors hold office until the next annual meeting of the shareholders of the Company and until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board, except that Mr. Osborn serves as President pursuant to a contract expiring December 1996, as discussed in Part III, Item 11 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 22, l996 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 22, l996 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 22, l996 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)   The   following  consolidated   financial  statements   of  Osborn
Communications Corporation and subsidiaries are filed as a part of this report:

     Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, l995 and l994

          Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

        Consolidated Statement of Changes in Stockholders' Equity for the years ended
               December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     Report of Independent Auditors

     (a)(2) The following Financial Statement Schedule for the years ended December 31, 1995, 1994 and 1993 is filed as Exhibit 99(a) as part of this annual report on Form 10-K.

     Schedule II -- Valuation and qualifying accounts

     All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

     (a)(3) Exhibits

     The exhibits listed in the accompanying index to exhibits on page 41 are filed as part of this annual report on Form 10-K.

     (b) Reports on Form 8-K for the quarter ended December 31, l995: None

                                   SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OSBORN COMMUNICATIONS CORPORATION
                                                   (Registrant)

                                          By:         /s/ FRANK D. OSBORN
                                             ...................................
                                                      FRANK D. OSBORN
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

                                                                  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
           /s/ FRANK D. OSBORN              Principal Executive Officer and                  March 25, 1996
 .........................................    Director; President and Chief
            (FRANK D. OSBORN)                 Executive Officer

          /s/ THOMAS S. DOUGLAS             Principal Financial Officer; Senior              March 25, 1996
 .........................................    Vice President -- Finance and
           (THOMAS S. DOUGLAS)                Treasurer

          /s/ MICHAEL F. MANGAN             Principal Accounting Officer; Vice               March 25, 1996
 .........................................    President -- Controller and Secretary
           (MICHAEL F. MANGAN)

       /s/ BROWNLEE O. CURREY, JR.          Director                                         March 25, 1996
 .........................................
        (BROWNLEE O. CURREY, JR.)

         /s/ H. ANTHONY ITTLESON            Director                                         March 25, 1996
 .........................................
          (H. ANTHONY ITTLESON)

           /s/ EDWARD G. NELSON             Director                                         March 25, 1996
 .........................................
            (EDWARD G. NELSON)

          /s/ WILLIAM G. SPEARS             Director                                         March 25, 1996
 .........................................
           (WILLIAM G. SPEARS)

           /s/ ROBERT K. ZELLE              Director                                         March 25, 1996
 .........................................
            (ROBERT K. ZELLE)

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-30820) pertaining to the Osborn Communications Corporation 1987 Incentive Stock Plan, as Amended, and in the related Prospectus, of our report dated February 16, 1996 with respect to the consolidated financal statements and the financial statement schedule included in this Annual Report (Form 10K) of Osborn Communications Corporation.

                                          ERNST & YOUNG LLP

New York, New York
March 25, 1996

                                           INDEX TO EXHIBITS
ITEM 14(A)3.

 3(a)       --  Osborn Communications Corporation Restated Certificate  of Incorporation, previously filed as
              Exhibit 10.4  to Form  10-Q for  the period  ended June  30, 1994  and incorporated  herein  by reference......................................................................................
  (b)(i)    -- By-laws of the Company, as amended, previously filed as Exhibit 3(b) to Form 10-K for the year ended December 31, 1989 and incorporated herein by reference...................................
  (b)(ii)   --  By-laws of the Company, as amended, previously filed as Exhibit 3(b)(ii) to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference..............................
 4(a)       -- Form of Specimen Stock Certificate, previously filed as Exhibit 4.1 to Registration  Statement
              No. 33-12804 and incorporated herein by reference..............................................
 9(a)       --  Irrevocable Voting Trust Agreement among  Southeast Radio Holding Corp., Gadsden Broadcasting
              Corp., Osborn Communications  Corporation and James  M. Ward dated  August 1, 1994,  previously filed as Exhibit 9.1 to Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference......................................................................................
10(a)       --  Stock Purchase  Agreement, dated August  6, 1985, between  the Company and  purchasers of the
              Company's Common Stock, previously filed as Exhibit 10.1 to Registration Statement No. 33-12804 and incorporated herein by reference...........................................................
  (b)*      -- Employment Agreement between Osborn Communications Corporation and Frank D. Osborn dated  July
              1,  1994, previously filed as Exhibit 10.5 to Form  10-Q for the period ended June 30, 1994 and incorporated herein by reference...............................................................
  (c)*      -- Consulting Agreement,  dated August  6, 1985  between the  Company and  Nelson Capital  Corp., previously filed as Exhibit 10.3 to Registration Statement No. 33-12804 and incorporated herein by reference...................................................................................
  (d)       --  Stock Purchase Agreement by and among Price Communications Corporation, Republic Broadcasting
              Corporation, and Fairfield Broadcasting, Inc., dated as of April 27, 1987, previously filed  as
              Item 7(c)(2) to Form 8-K dated August 31, 1987 and incorporated herein by reference............
  (e)       --  Senior Credit Agreement between Osborn Communications Corporation and World Subordinated Debt
              Partners, L.P. dated as of June 30, 1994, previously filed as Exhibit 10.1 to Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference................................
  (f)       -- Subordinated Credit Agreement  among Osborn Communications  Corporation, its Subsidiaries  and
              World  Subordinated Debt Partners, L.P. dated as of  June 30, 1994, previously filed as Exhibit
              10.2 to Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference......
  (g)       -- Warrant Agreement dated  as of June 30,  1994 by and among  World Subordinated Debt  Partners,
              L.P.  and Osborn Communications Corporation, previously filed  as Exhibit 10.3 to Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference............................
  (h)       -- Registration Rights Agreement, dated April 12,  1988 between Frank D. Osborn and the  Company, previously  filed  as Item  6(a)(1) to  Form  10-Q for  the quarter  ended  March 31,  1988 and incorporated herein by reference...............................................................
  (i)*      -- Osborn Communications Corporation 1987 Incentive  Stock Plan, as amended, previously filed  as
              Item 20.4d to Registration Statement S-8 No. 33-30820 and incorporated herein by reference.....
  (j)*      --  Osborn Communications Corporation Profit  Sharing Plan, as amended,  previously filed as Item
              (10)(j) to  Form 10-K  for  the period  ended  December 31,  1994  and incorporated  herein  by reference......................................................................................
  (k)*      -- Osborn Communications Corporation Deferred Compensation Plan, previously filed as Item (10)(k)
              to Form 10-K for the period ending December 31, 1994 and incorporated herein by reference......
  (l)       --  Asset  Purchase  Agreement, dated  April  28,  1988 among  Waite  Broadcasting  Corp., Osborn
              Communications Corporation, Noble  Broadcast of Toledo,  Inc. and Noble  Broadcast Group  Inc.,
              previously filed as Item 7(c)(1) to Form 8-K dated September 1, 1988 and incorporated herein by reference......................................................................................
  (m)(i)    -- Promissory Note, dated September 1, 1988, by Noble Broadcast Group, Inc. to Waite Broadcasting
              Corp.,  previously filed as Exhibit (10)(hh) to Form  10-K for the year ended December 31, 1988 and incorporated herein by reference...........................................................

                                                  (table continued on next page)

(table continued from previous page)

  (m)(ii)   -- Agreement for Modification of Promissory Note, dated August 29, 1993 by Noble Broadcast Group,
              Inc. to Waite Broadcasting Corp., previously  filed as Exhibit 10.33 to Registration  Statement
              No. 33-76260 and incorporated herein by reference..............................................
  (n)       --  Asset Purchase Agreement, dated September 22,  1988 among Champion City Broadcasting Company,
              Osborn of  Ohio, Inc.,  and  Osborn Communications  Corporation,  previously filed  as  Exhibit
              (10)(ii)  to  Form  10-K for  the  year ended  December  31,  1988 and  incorporated  herein by reference......................................................................................
  (o)       -- Asset Purchase Agreement, dated October 21, 1988 among Yellow Brick Radio Corporation,  Osborn
              Communications  Corporation, KKRD Inc., and  Sherman Broadcasting Corporation, previously filed as Exhibit (10)(jj) to Form 10-K for the  year ended December 31, 1988 and incorporated  herein by reference...................................................................................
  (p)       --  Asset  Purchase Agreement,  dated November  15,  1988 among  Beatrice Broadcasting  Corp. and
              Keymarket of NEPA, Inc., previously filed as Exhibit  (10)(kk) to Form 10-K for the year  ended
              December 31, 1988 and incorporated herein by reference.........................................
  (q)       --  Stock Exchange Agreement,  dated September 28, 1988  among Osborn Communications Corporation,
              Donald W. Curtis and J.D. Longfellow, previously filed as Exhibit (10)(ll) to Form 10-K for the year ended December 31, 1988 and incorporated herein by reference..............................
  (r)       -- Amended and Restated  Asset Purchase Agreement  by and among  NTG, Inc., Price  Communications
              Corporation,   and  Western  Michigan  Broadcasting   Corporation,  Rhode  Island  Broadcasting
              Corporation,  Magnolia  Broadcasting  Corporation,   and  Keystone  Broadcasting   Corporation,
              previously  filed as Item 7(c)(1) to Form 8-K filed November 15, 1989 an incorporated herein by reference......................................................................................
  (s)       -- Asset Purchase Agreement  between Brunswick Broadcasting  Corporation and Nelson  Broadcasting
              Corporation,  dated June 1, 1989, previously filed as Exhibit (10)(t) to Form 10-K for the year ended December 31, 1989 and incorporated herein by reference...................................
  (t)       -- Purchase and  Sale Agreement  between Florida  Sound Engineering  Company and  Osborn Sound  &
              Communications of Florida, Inc., dated October 10, 1989, previously filed as Exhibit (10)(u) to
              Form 10-K for the year ended December 31, 1989 and incorporated herein by reference............
  (u)       --  Asset Purchase Agreement, dated  December 1, 1993, among  Pine Trails Broadcasting Co., Inc.,
              Beachside East Broadcasting, Inc., and Beachside West Broadcasting, Inc., as Sellers;  Heritage
              Broadcast  Group,  Inc.  as Sellers'  Guarantor;  Asheville Broadcasting  Corp.,  Daytona Beach
              Broadcasting Corp. and Fort  Myers Broadcasting Corp., as  Buyers, and Southeast Radio  Holding
              Corp.,  as Issuer, previously filed as Exhibit  10.1 to Registration Statement No. 33-76260 and
              incorporated herein by reference...............................................................
  (v)       -- Asset Purchase Agreement, dated  December 1, 1993, among  Big Thicket Broadcasting Company  of
              Alabama,  Inc.,  as Seller;  Heritage  Broadcast Group,  Inc.,  as Seller's  Guarantor; Gadsden
              Broadcasting Corp., as Buyer, and Southeast Radio Holding Corp., as Issuer, previously filed as
              Exhibit 10.2 to Registration Statement No. 33-76260 and incorporated herein by reference.......
  (w)       -- Amendatory Agreement, dated as  of March 23, 1994, among  Pine Trails Broadcasting Co.,  Inc.,
              Beachside East Broadcasting , Inc., Beachside West Broadcasting, Inc., Big Thicket Broadcasting
              Company  of Alabama, Inc., Heritage Broadcast Group Inc., Asheville Broadcasting Corp., Gadsden
              Broadcasting Corp., Southeast Radio Holding Corp., and United States Trust Company of New York,
              previously filed as  Exhibit 10 (hh)  to Form  10-K for the  year ended December  31, 1993  and incorporated herein by reference...............................................................
  (x)       -- Management Agreement, dated as of March 18, 1994, by and between Pine Trails Broadcasting Co.,
              Inc.,   Beachside  East  Broadcasting,  Inc.,   Beachside  West  Broadcasting,  Inc.,  Heritage
              Broadcasting Group, Inc. and Southeast Radio Holding Corp., previously filed as Exhibit 10 (ii)
              to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.........

                                                  (table continued on next page)

(table continued from previous page)

  (y)       -- Amendatory Agreement No.  2, dated as of  June 29, 1994, among  Pine Trails Broadcasting  Co.,
              Inc.,  Beachside  East  Broadcasting,  Inc., Beachside  West  Broadcasting,  Inc.,  Big Thicket
              Broadcasting Company of Alabama,  Inc., Heritage Broadcast  Group Inc., Asheville  Broadcasting
              Corp.,  Daytona Beach Broadcasting  Corp., Fort Myers  Broadcasting Corp., Gadsden Broadcasting
              Corp., Southeast Radio Holding Corp., and United  States Trust Company of New York,  previously filed as an exhibit to Form 8-K dated June 30, 1994 and incorporated herein by reference.......
  (z)       --  Asset Purchase Agreement,  dated November 30,  1993, between Acquisition  Holding Company and
              Radio WAYV, Inc., previously filed as Exhibit  10.3 to Registration Statement No. 33-76260  and
              incorporated herein by reference...............................................................
  (aa)      --  Letter Agreement, dated as of  November 22, 1993, between the  Company and James Cullen, Jr., previously filed as Exhibit 10.5 to Registration Statement No. 33-76260 and incorporated herein by reference...................................................................................
  (bb)      -- Agreement, dated as of June 2, 1993 among Spears, Benzak, Salomon & Farrell, William G. Spears and the Company,  previously filed as  Exhibit 10  to Registration Statement  No. 33-62660  and
              incorporated herein by reference...............................................................
  (cc)      --  Stock Exchange  Agreement, dated as  of December 17,  1993, by  and among Barker,  Lee & Co.,
              Upland Associates  L.P. and  the Company,  previously  filed as  Exhibit 10.8  to  Registration
              Statement No. 33-76260 and incorporated herein by reference....................................
  (dd)      --  Stock Exchange Agreement,  dated as of  December 17, 1993,  by and among  Evergreen IV, L.P.,
              Brentwood Associates IV, L.P. and the Company, previously filed as Exhibit 10.9 to Registration
              Statement No. 33-76260 and incorporated herein by reference....................................
  (ee)      -- Agreements between the Company and certain stockholders to restrict transfer of Common  Stock, previously  filed  as Exhibit  10.17 to  Registration Statement  No. 33-29629  and incorporated herein by reference............................................................................
  (ff)      -- Management Agreement,  dated September  30, 1987,  between Fairfield  Broadcasting, Inc.  (now known  as Fairmont  Communications Corporation)  and the  Company, previously  filed as Exhibit
              10(d) to  the  Company's  Registration  Statement  No.  33-29629  and  incorporated  herein  by reference......................................................................................
  (gg)      --  Amendment to Management Agreement, dated  September 21, 1993, between Fairmont Communications
              Corporation and the Company,  previously filed as Exhibit  10.31 to Registration Statement  No.
              33-76260 and incorporated herein by reference..................................................
  (hh)      --  Credit Agreement between Atlantic City Broadcasting  Corp. and National Westminster Bank USA,
              dated as of March 30, 1994, previously filed as Exhibit 10 (gg) to Form 10-K for the year ended
              December 31, 1993 and incorporated herein by reference.........................................
  (ii)      -- Loan Agreement by and among Osborn Communications Corporation, Society National Bank, and  the
              Financial Institutions Listed Herein as of August 18, 1995, previously filed as Item 6(a)(1) to
              Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference.........
  (jj)      --  Asset Purchase Agreement,  dated August 31,  1995, between Kneller  Broadcasting of Charlotte
              County, Inc. and Osborn  Communications Corporation, previously filed  as Item 6(a)(2) to  Form
              10-Q for the period ended September 30, 1995 and incorporated herein by reference..............
  (kk)      -- Asset Purchase Agreement, dated August 31, 1995 by and between Nelson Broadcasting Corporation and  Renda Broadcasting  Corporation, previously  filed as  Item 6(a)(3)  to Form  10-Q for the period ending September 30, 1995 and incorporated herein by reference..........................
  (ll)      -- Asset Purchase  Agreement, dated August  31, 1995  by and between  Daytona Beach  Broadcasting
              Corporation  and Renda Broadcasting Corporation, previously filed  as Item 6(a)(4) to Form 10-Q for the period ending September 30, 1995 and incorporated herein by reference..................
  (mm)      -- Stock Purchase Agreement, dated August 31, 1995 between Renda Broadcasting Corporation and SNG
              Holdings, Inc., the  sole stockholder  of Nelson Tower  Corporation, previously  filed as  Item
              6(a)(5)  to Form  10-Q for  the period  ending September  30, 1995  and incorporated  herein by reference......................................................................................

                                                  (table continued on next page)

(table continued from previous page)

  (oo)      -- Asset Purchase Agreement, dated September 18, 1995, between Pilot Communications of  Syracuse,
              Inc.  and Orange Communications,  Inc., previously filed as  Item 6(a)(6) to  Form 10-Q for the period ending September 30, 1995 and incorporated herein by reference..........................
  (pp)(i)   -- Asset  Purchase  Agreement,  dated December  31,  1995,  between EBE  Broadcasting,  L.P.  and
              Breadbasket Broadcasting Corporation...........................................................
 (pp)(ii)   --  Asset  Purchase  Agreement,  dated  December 31,  1995,  between  EBE  Communications Limited
              Partnership and Breadbasket Broadcasting Corporation...........................................
  (qq)      -- Option  Agreement,  dated December  21,  1995, between  RKZ  Television, Inc.  and  Allbritton
              Communications Corporation.....................................................................
  (rr)      --  Asset Purchase Agreement, dated January 29,  1996, between Bethlehem Radio, Inc. and Mountain
              Radio Corporation..............................................................................
  (ss)      -- Asset Purchase Agreement and Amendment to Program Service Agreement, dated February 12,  1996, between  Great American East, Inc., Osborn Communications  Corporation, WFXK and WDUR, Inc. and
              Pinnacle Myrtle Corp...........................................................................
  (tt)      -- Asset Purchase Agreement, dated February 20, 1996, between WKWK Radio, Inc. and Mountain Radio
              Corporation....................................................................................
  (uu)      -- Asset  Purchase  Agreement,  dated  February 29,  1996,  between  Atlantic  City  Broadcasting
              Corporation and Equity Communications, L.P.....................................................
21          -- Subsidiaries of the Company...................................................................
23          -- Consent of Ernst & Young LLP appears on page 40 of this report................................
27          -- Financial Data Schedules......................................................................
99(a)       -- Schedule II -- Valuation and Qualifying Accounts..............................................

------------
* Indicates a management contract or compensatory plan or arrangement.

OSBORN COMMUNICATIONS
  CORPORATION
130 Mason Street
Greenwich, Connecticut 06830
Telephone (203) 629-0905
Fax (203) 629-1749

DIRECTORS
Brownlee O. Currey, Jr.
H. Anthony Ittleson
Edward G. Nelson
Frank D. Osborn
William G. Spears
Robert K. Zelle

OFFICERS
Frank D. Osborn
President and Chief
  Executive Officer

Thomas S. Douglas
Senior Vice President/Finance
  and Treasurer

Michael F. Mangan
Vice President/Controller
  and Secretary

RADIO
Larry A. Anderson
Vice President/General Manager
Radio and Entertainment
Wheeling, West Virginia

Robert E. Vandine
Station Manager
Radio Stations
  WWVA-AM/WOVK-FM
Wheeling, West Virginia

Mark Bass
Vice President/General Manager
Radio Stations
  WAAX-AM/WQEN-FM
Gadsden, Alabama

Donald Boyles
Senior Vice President -- Southwest
Florida/General Manager
Radio Stations
  WKII-AM*/WOLZ-FM/
  WEEJ-FM*

Lynn Golub
General Manager
Radio Station WFKS-FM
Daytona Beach, Florida

Donald P. Hodges
Vice President/General Manager
Radio Stations
  WTJS-AM/WTNV-FM
Jackson, Tennessee

William R. McMartin
Vice President/General Manager
Radio Stations
  WWNC-AM/WKSF-FM
Asheville, North Carolina

Chris Pacheco
Vice President/General Manager
Radio Stations
  KNAX/KRBT-FM*
Fresno, California

John Rae
General Manager
Radio Station WFXK-FM
Raleigh/Tarboro, North Carolina

Ruth Ray
President/General Manager
Radio Station WDRR-FM**
Fort Myers/San Carlos Park, Florida

John Soller
Group Director of Engineering
General Manager
Radio Station WING-FM
Dayton/Springfield, Ohio

Joan Taylor
General Manager
Radio Station WAYV-FM
Atlantic City, New Jersey

MUZAK'r'/OSBORN SOUND
& COMMUNICATIONS
W. Charles Hillebrand
President

Peter P. Longley
Vice President

Kenneth R. Maas
General Manager
Tampa, Florida

Mark A. Rupert
General Manager
Fort Myers, Florida

Dominique Martin
General Manager
Albany, Georgia

HEALTHCARE COMMUNICATIONS
John F. McLane
President
Nashville, Tennessee

CORPORATE COUNSEL
Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, New York 10019

FCC COUNSEL
Haley, Bader & Potts
4350 Fairfax Drive
Arlington, Virginia 22203

AUDITORS
Ernst & Young, LLP
787 Seventh Avenue
New York, New York 10019

STOCK TRANSFER AGENT
American Stock Transfer & Trust Co.
40 Wall Street
New York, New York 10005

COMMON STOCK
The Company's common stock is listed on the NASDAQ National Market System and trades under the symbol OSBN.
------------
 * Operating under an LMA pending acquisition
** The Company has a 50% non-voting ownership interest in WDRR-FM