Form 10-Q
period 1996-03-31
OSBORN COMMUNICATIONS CORP /DE/
filed 1996-05-10
CIK 811714

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

                         (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                             or
[   ] Transition  Report Pursuant to Section 13 or 15(d)  of
the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission file number 0-16841

              OSBORN COMMUNICATIONS CORPORATION
   (Exact name of registrant as specified in its charter)

               DELAWARE                       06-1142367
(State or other jurisdiction of           (I.R.S.Employer
 incorporation or organization           Identification No.)

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

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE LAST FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes             No______

            APPLICABLE ONLY TO CORPORATE ISSUERS
      Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
                                          Outstanding
               Class                      at May 6, 1996
       Common stock, $.01 par value          5,409,847
       Non-voting common stock, $.01 par value      -

                           PART I

                    FINANCIAL INFORMATION


Item 1. Financial Statements

     (1) Consolidated Balance Sheets at March 31, 1996
       (unaudited) and December 31, 1995

     (2) Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)

     (3) Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)

     (4) Consolidated Statement of Changes in Stockholders'
       Equity for the three months ended March 31, 1996
       (unaudited)

     (5) Notes to Unaudited Consolidated Financial
       Statements

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations

OSBORN COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS




                                                    March 31,     December 31,
                                                          1996         1995
ASSETS                                             (Unaudited)
Current assets:
Cash and cash equivalents                           $1,255,071  $12,994,779
Accounts receivable, less allowance for doubtful
  accounts of $505,960 in 1996 and $518,157 in 1995  4,451,689    5,759,562
Inventory                                            1,073,267      889,942
Prepaid expenses and other current assets            1,575,920    1,525,308
Total current assets                                 8,355,947   21,169,591

Investment in affiliated companies                     524,952      524,084
Property, plant and equipment, at cost, less
  accumulated depreciation of $16,117,195 in
  1996 and $18,624,021 in 1995                      13,889,513   15,358,070
Intangible assets, net of accumulated
  amortization of $14,313,410 in 1996 and
  $15,238,193 in 1995                               35,715,934   40,463,595
Other noncurrent assets                                457,926      118,753
Total assets                                       $58,944,272  $77,634,093


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses               $5,346,457   $4,509,292
Accrued wages and sales commissions                    195,195      434,309
Accrued interest payable                               205,201      459,114
Accrued income taxes                                 1,614,893      825,712
Current portion of long-term debt                    2,700,000    2,718,000
Total current liabilities                           10,061,746    8,946,427

Long-term debt                                      20,050,000   44,482,000
Deferred income taxes                                2,275,711    2,275,711
Other noncurrent liabilities                           441,307      432,916

Commitments and contingencies                                -            -
Stockholders' equity:
Preferred stock, par value $.01 per share;
  authorized 5,000,000 shares, none issued
  and outstanding                                            -            -
Common stock, par value $.01 per share;
  authorized 7,425,000 shares, issued and
  outstanding shares: 5,287,347 and 5,277,347,
  respectively, in 1996; 5,286,347 and 5,276,347,
  respectively, in 1995                                 52,774       52,764
Non-voting common stock, par value $.01 per
 share; authorized 75,000 shares, none issued
 and outstanding                                             -            -
Additional paid-in capital                          39,701,591   39,694,601
Accumulated deficit                               (13,638,857) (18,250,326)
Total stockholders' equity                          26,115,508   21,497,039
 Total liabilities and stockholders' equity        $58,944,272  $77,634,093

See accompanying notes.


OSBORN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 1996 and 1995
(Unaudited)


                                                 1996      1995

Net revenues                               $6,814,656 $7,671,595

Operating expenses:
Selling, technical and program              1,934,269  2,884,893
Direct programmed music and entertainment   2,212,649  1,533,184
General and administrative                  1,684,282  1,875,640
Depreciation and amortization               1,210,538  1,456,031
Corporate expenses                            456,792    425,615
Total operating expenses                    7,498,530  8,175,363

Operating loss                              (683,874)  (503,768)

Other income (expense)                       (92,682)  1,773,632

Interest expense                              635,181  1,413,520

Gain on sale of stations                    6,874,434          -

Income (loss) before income taxes           5,462,697  (143,656)

Provision for income taxes                    851,228     93,205

Net income (loss)                          $4,611,469  ($236,861)


Primary earnings per common share:
Net income (loss) per common share              $0.83     ($0.04)

Fully diluted earnings per common share:
Net income (loss) per common share              $0.82     ($0.04)

Weighted average common shares outstanding:
Primary shares                              5,531,540   5,265,773
Fully diluted shares                        5,597,471   5,265,773

See accompanying notes.


OSBORN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1996 and 1995
(Unaudited)


                                                   1996         1995

Cash flows from operating activities:
Net income (loss)                              $4,611,469   ($236,861)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
Depreciation and amortization                   1,210,538    1,456,031
  Gain on sale of stations                    (6,874,434)            -
  Deferred income taxes                                 -       50,000
  Non-cash interest expense                        57,293      103,983
  Distributions from affiliated companies               -  (1,653,634)
  Changes in current assets and current
   liabilities:
    Decrease in accounts receivable               596,253      646,262
    Increase in inventory                       (183,325)      (4,184)
    Increase in prepaid expenses and other       (50,612)     (54,771)
     current assets
    Increase (decrease) in accounts payable       837,165    (167,227)
     and accrued expenses
    (Decrease) increase in accrued wages        (239,114)      131,973
      sales commissions
    Decrease in accrued interest payable        (253,913)  (1,352,083)
    Increase in accrued income taxes              789,181     (30,000)
Total adjustments                             (4,110,968)    (873,650)
Net cash provided by (used in) operating          500,501  (1,110,511)
 activities

Cash flows from investing activities:
Distributions from affiliated companies                 -    3,918,186
Payments for business acquisitions            (1,269,173)            -
Net proceeds from sale of stations             14,068,614            -
Proceeds from note receivable                           -    1,620,455
Capital expenditures                            (590,864)    (399,696)
Reclassification of other noncurrent assets             -       31,749
Expenditures for intangible assets                (5,786)     (41,486)
Net cash provided by investing                 12,202,791    5,129,208
 activities

Cash flows from financing activities:
Proceeds from exercise of stock options             7,000            -
Purchase and retirement of treasury stock               -    (750,203)
Principal payments on long-term debt         (24,450,000)            -
Net cash used in financing activities        (24,443,000)    (750,203)
Net (decrease) increase in cash and cash     (11,739,708)    3,268,494
 equivalents
Cash and cash equivalents at beginning of      12,994,779    6,368,473
 period
Cash and cash equivalents at end of period     $1,255,071   $9,636,967


Supplemental cash flow information:
Cash paid for interest                           $831,801   $2,661,620
Cash paid for income taxes                        $62,047      $73,205

See accompanying notes.


OSBORN COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 1996
(Unaudited)



                            Voting        Non-voting   Additional
                                   Par           Par    paid-in    Accumulated
                        Shares    value  Shares  value  capital    deficit

Balance at December   5,276,347  $52,764     -      -  $39,694,601 ($18,250,326)
31, 1995

Exercise of stock         1,000       10     -      -        6,990           -
options

Net income                    -        -     -      -           -    4,611,469

Balance at March      5,277,347  $52,774     -      -  $39,701,591 ($13,638,857)
31, 1996

See accompanying notes.


            OSBORN COMMUNICATIONS CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1996

1. Basis of presentation
     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Prior year amounts have been reclassified to conform with the current year's presentation.

2. Acquisitions and dispositions
      On March 29, 1996, the Company acquired substantially all the assets of radio station WHLX-FM, Wheeling, West Virginia for $0.8 million plus transaction costs. The Company already owns radio stations WWVA-AM/WOVK-FM in Wheeling and has agreed to acquire two additional stations in the market (see Note 3).
      On April 1, 1996, the Company acquired substantially all the assets of radio stations WKII-AM/WEEJ-FM, Port Charlotte, Florida for $2.85 million plus transaction costs. In the event that the Company is able to relocate WEEJ-FM's broadcast antenna to the Company's Pine Island, Florida tower in order to better serve the Port Charlotte/Ft. Myers market, additional consideration of $750,000 will be paid. Pending the closing of the acquisition, the stations were managed by the Company pursuant to a Local Marketing Agreement ("LMA") since September 1995. The Company already owns radio station WOLZ-FM, Ft. Myers and has a 50% non-voting ownership interest in radio station WDRR-FM, San Carlos Park/Ft. Myers.
      On May 3, 1996, the Company acquired substantially all the assets of radio stations KNAX-FM/KRBT-FM, Fresno, California. Consideration for the acquisition consisted of $6.0 million plus 120,000 shares of the Company's common stock and transaction costs. In addition, the seller received an option to purchase shares of the Company's common stock at $8.00 per share contingent upon future increases in operating cash flow by KNAX-FM/KRBT-FM. Pending the closing of the acquisition, the stations were managed by the Company since January 1996 pursuant to an LMA.
     On January 31, 1996, the Company sold substantially all the assets of radio station WWRD-FM, Jacksonville, Florida/Brunswick, Georgia for $2.5 million, resulting in a pre-tax gain of $0.8 million. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
     On February 2, 1996, the Company sold substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York for $12.5 million, resulting in a pre-tax gain of $6.0 million. Pending the closing of the disposition, the stations were managed by the purchaser pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On December 22, 1995, the Company entered into an option agreement with Allbritton Communications Company for the sale of television station WJSU-TV, Anniston, Alabama, and an associated 10-year LMA. In consideration for the option, the Company received a nonrefundable cash payment of $10.0 million. The net cash proceeds were used principally to repay long-term debt. In addition, upon the exercise of the option and the necessary FCC consent, the Company will receive an additional cash payment of $2.0 million. If the necessary approvals to relocate the station's broadcast transmitter to maximize broadcast coverage of the facility are received, the Company will receive additional cash payments of up to $7.0 million.

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

3. Pending transactions
       In September 1995, the Company agreed to sell substantially all the assets of radio station WFKS-FM, Daytona Beach/Palatka, Florida to Renda Broadcasting Corporation, the purchaser of radio station WWRD-FM (see
Note 2), for $4.0 million. The transaction is expected to close in the second quarter of 1996. Pending the closing of the transaction, the stations have been managed by the purchaser pursuant to an LMA.
     In February 1996, the Company entered into an agreement to sell substantially all the assets of radio station WAYV-FM, Atlantic City, New Jersey to Equity Communications, L.P. for $3.1 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the second quarter of 1996, the purchaser is managing the stations pursuant to an LMA.
     In February 1996, the Company entered into an agreement to acquire substantially all the assets of radio stations WKWK-AM/FM, Wheeling, West Virginia from WKWK Radio, Inc. for $2.7 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the second quarter of 1996, the Company is managing the stations pursuant to an LMA.
     In February 1996, the Company entered into an agreement to sell substantially all the assets of radio station WFXK-FM, Raleigh/Tarboro, North Carolina to Pinnacle Broadcasting Corporation for $5.9 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the second quarter of 1996, the purchaser is managing the station pursuant to an LMA.

4. Pro forma financial information (unaudited)


                                       Three months ended
                                            March 31,
                                            1996        1995
Net revenues                          $6,638,000  $6,131,000
Net loss                              (1,338,000) (1,527,000)
Net loss per share                       ($0.25)     ($0.28)


The unaudited pro forma information for the three months ended March 31, 1996 and 1995 assumes that the Anniston, Syracuse and Jacksonville/Brunswick dispositions, as described in Note 2, had occurred on January 1, 1995. The gains on the sales of stations in 1996 and the distribution from Northstar Television Group in 1995 are excluded from the pro forma results. The pro forma information is not necessarily indicative either of the results of operations that would have occurred had these transactions been made at the beginning of the period, or of future results of operations.
     Net assets of properties to be disposed in Anniston, Daytona Beach, Raleigh/Tarboro and Atlantic City aggregated $10.4 million at March 31, 1996, consisting of current assets of $0.1 million, net property, plant and equipment of $2.3 million, and net intangible assets of $8.0 million.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


       The performance of a broadcasting company is customarily measured by its ability to generate operating cash flow. Operating cash flow is defined as operating income before depreciation, amortization and corporate expenses. Although operating cash flow is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles ("GAAP"), the Company believes that operating cash flow is useful to investors because it is accepted by the radio broadcasting industry as a generally recognized measure of performance and is used by securities analysts who report publicly on the performance of broadcasting companies. Operating cash flow should not be considered in isolation or as a substitute for net income, cash flows from operating activities and consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of the Company's profitability or liquidity.

Acquisitions and Dispositions
Given the less restrictive regulatory environment following the passage of the Telecommunications Act of 1996, the Company intends to own multiple radio stations in certain of its markets in order to attain a more dominant position in the respective market. If the Company determines that opportunities to acquire additional stations in a particular market are not satisfactory, it may dispose of its existing stations in such market. The Company also intends to pursue the acquisition of multiple stations in other markets.
       Consistent with its strategy of owning multiple stations in a market or leaving markets where opportunities to acquire additional stations are not satisfactory, the Company has entered into several transactions for the acquisition or disposition of broadcast properties in 1995 and early 1996.
      On March 29, 1996, the Company acquired substantially all the assets of radio station WHLX-FM, Wheeling, West Virginia for $0.8 million plus transaction costs. The Company already owns radio stations WWVA-AM/WOVK-FM in Wheeling and has agreed to acquire two additional stations in the market.
      On April 1, 1996, the Company acquired substantially all the assets of radio stations WKII-AM/WEEJ-FM, Port Charlotte, Florida for $2.85 million plus transaction costs. In the event that the Company is able to relocate WEEJ-FM's broadcast antenna to the Company's Pine Island, Florida tower in order to better serve the Port Charlotte/Ft. Myers market, additional consideration of $750,000 will be paid. Pending the closing of the acquisition, the stations were managed by the Company pursuant to a Local Marketing Agreement ("LMA") since September 1995. The Company already owns radio station WOLZ-FM, Ft. Myers and has a 50% non-voting ownership interest in radio station WDRR-FM, San Carlos Park/Ft. Myers.
      On May 3, 1996, the Company acquired substantially all the assets of radio stations KNAX-FM/KRBT-FM, Fresno, California. Consideration for the acquisition consisted of $6.0 million plus 120,000 shares of the Company's common stock and transaction costs. In addition, the seller received an option to purchase shares of the Company's common stock at $8.00 per share contingent upon future increases in operating cash flow by KNAX-FM/KRBT-FM. Pending the closing of the acquisition, the stations were managed by the Company since January 1996 pursuant to an LMA.
     On January 31, 1996, the Company sold substantially all the assets of radio station WWRD-FM, Jacksonville, Florida/Brunswick, Georgia for $2.5 million, resulting in a pre-tax gain of $0.8 million. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
     On February 2, 1996, the Company sold substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York for $12.5 million, resulting in a pre-tax gain of $6.0 million. Pending the closing of the disposition, the stations were managed by the purchaser pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On December 22, 1995, the Company entered into an option agreement with Allbritton Communications Company for the sale of television station WJSU-TV, Anniston, Alabama, and an associated 10-year LMA. In consideration for the option, the Company received a nonrefundable cash payment of $10.0 million. The net cash proceeds were used principally to repay long-term debt. In addition, upon the exercise of the option and the necessary FCC consent, the Company will receive an additional cash payment of $2.0 million. If the necessary approvals to relocate the station's broadcast transmitter to maximize broadcast coverage of the facility are received, the Company will receive additional cash payments of up to $7.0 million.

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

Pending transactions

       In September 1995, the Company agreed to sell substantially all the assets of radio station WFKS-FM, Daytona Beach/Palatka, Florida to Renda Broadcasting Corporation, the purchaser of radio station WWRD-FM, for $4.0 million. The transaction is expected to close in the second quarter of 1996. Pending the closing of the transaction, the stations have been managed by the purchaser pursuant to an LMA.
     In February 1996, the Company entered into an agreement to sell substantially all the assets of radio station WAYV-FM, Atlantic City, New Jersey to Equity Communications, L.P. for $3.1 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the second quarter of 1996, the purchaser is managing the stations pursuant to an LMA.
     In February 1996, the Company entered into an agreement to acquire substantially all the assets of radio stations WKWK-AM/FM, Wheeling, West Virginia from WKWK Radio, Inc. for $2.7 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the second quarter of 1996, the Company is managing the stations pursuant to an LMA.
     In February 1996, the Company entered into an agreement to sell substantially all the assets of radio station WFXK-FM, Raleigh/Tarboro, North Carolina to Pinnacle Broadcasting Corporation for $5.9 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the second quarter of 1996, the purchaser is managing the station pursuant to an LMA.

Results of Operations

Three months ended March 31, 1996 and 1995
Net revenues of $6,815,000 in the first quarter of 1996 represent an 11% decrease from 1995 quarterly net revenues of $7,672,000. The reduction in net revenues is attributable to the disposition of the Syracuse, Anniston, and Jacksonville properties and the Daytona Beach and Atlantic City LMAs. Total operating expenses decreased 8%, from $8,175,000 in 1995 to $7,499,000 in 1996. The decrease is primarily attributable to the disposition of the Syracuse, Anniston, and Jacksonville properties and the Daytona Beach and Atlantic City LMAs, partially offset by the increased level of activity at the programmed music division and certain start-up costs associated with the acquisition of radio stations in Ft. Myers/Port Charlotte.
       Operating cash flow (operating income before depreciation, amortization and corporate expenses) decreased 29%, to $983,000 in 1996 from $1,378,000 in 1995. The decrease is primarily attributable to the disposition of the Syracuse and Anniston properties and the Atlantic City LMA. EBITDA (earnings before interest, taxes, depreciation and amortization) of $527,000 in the first quarter of 1996 decreased 45%, from $952,000 in 1995.
     Operating loss of $684,000 in 1996 compares to $504,000 in 1995. Other income in 1995 includes a distribution of $1,572,000 from Northstar Television Group relating to the sale of its television stations. Interest expense decreased $778,000, or 55%, to $635,000 in 1996 from $1,414,000 in
1995, primarily attributable to the repayment of debt and lower cost of capital related to the August 1995 debt refinancing. Interest expense in 1996 includes $57,000 of non-cash interest relating to deferred financing cost and debt discount amortization.
      Results include pre-tax gains on the sales of the assets of the Syracuse and Jacksonville radio stations totalling $6,874,000. Net income of $4,611,000 in 1996, or
$0.82 per share on a fully diluted basis, compares to net loss of $237,000, or $0.04 per share, in 1995.

Liquidity and Capital Resources

Cash flows from operating activities
In 1996, net cash provided by operating activities was $501,000, compared to net cash used by operating activities of $1,111,000 in 1995 (see Results of Operations). The
difference is primarily attributable to the amount and timing of interest payments.

Cash flows from investing activities
The Company made payments of $1,269,000 relating to the acquisition of radio stations and received net proceeds of $14,069,000 for the sales of radio stations in the first quarter of 1996 (see Acquisitions and dispositions).
     The Company received distribution payments in the first quarter of 1995 from Fairmont Communications Corporation and Northstar Television Group totalling $3,918,000, of which $2,265,000 related to income accrued in 1994 (see Results of Operations). The note receivable of $1,620,000 relating to the 1988 disposition of the Toledo, Ohio radio station and Muzak franchise was received in the first quarter of 1995.
     In addition to debt service requirements, the Company's remaining liquidity demands will be for capital expenditures and to meet working capital needs. The Company made capital expenditures of $591,000 and $400,000 in the first three months of 1996 and 1995, respectively, which are primarily attributable to equipment installations related to its programmed music franchises and improvements to technical facilities of certain of the stations.
     For the remainder of 1996, capital expenditures made by the Company will be a function of the number of installations by the programmed music franchises, as well as routine expenditures for the Company's broadcasting properties. In addition, the Company is in the process of relocating the newly-acquired FM radio station in Port Charlotte to its studios in Ft. Myers, and anticipates relocating the radio station acquisitions in Wheeling to its owned facility in that market. For those acquisitions, as well as the Fresno radio stations, the Company expects to make additional capital expenditures as necessary.

Cash flows from financing activities
The Company made net principal payments of long-term debt totalling $24,450,000 in the first quarter of 1996, primarily with the proceeds from the Anniston, Syracuse and Jacksonville dispositions.
       In January 1995, the Company repurchased and subsequently retired 107,059 unregistered shares of its common stock which were held by an institution for $642,000. Also in January 1995, the Company paid $107,000 for the common shares repurchased in December 1994.

Long-term debt
Long-term debt to total capitalization decreased between December 31, 1995 and March 31, 1996 from 69% to 47%. The repayments of senior bank debt associated with the Anniston and Syracuse transactions permanently reduced the Company's revolving credit facility from $46.0 million to $26.0 million. In addition, the Company has an acquisition facility of $10.0 million at March 31, 1996.

Working capital
At March 31, 1996, cash and cash equivalents totalled $1,255,000, compared to $12,995,000 at December 31, 1995.
Working capital decreased from $12,223,000 to a working capital deficit of $1,706,000 during the period, primarily due to the repayment of long-term debt.
      The current portion of long-term debt includes $2.7 million of debt, net of unamortized debt discount of $700,000, associated with the Atlantic City radio station. The Atlantic City debt is secured by the capital stock and assets of Atlantic City, and is otherwise non-recourse to the Company or its other assets. In February 1996, the Company entered into an agreement to sell substantially all the assets of the Atlantic City radio station (see Pending transactions). The Atlantic City debt will be repaid with the proceeds from the sale.

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

Management Agreements
The Company currently owns 25% of the stock of Fairmont Communications Corporation ("Fairmont"). Fairmont is currently managed by the Company pursuant to a management agreement, for which the Company receives a modest management fee plus reimbursement of out-of-pocket expenses and allocated overhead costs. All of Fairmont's stations were sold by the second quarter of 1994. The Company will continue to manage Fairmont pursuant to the management agreement which expires upon the liquidation of Fairmont, which is expected to occur in 1996.

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

Osborn Healthcare
The Company's credit agreements allow for additional investment in Osborn Healthcare by the Company of up to $2.0 million, of which approximately $500,000 has been invested. Osborn Healthcare continues to experience marginal operating cash flow losses. Consistent with the Company's previously stated intention to evaluate options to increase shareholder value, management is in the process of assessing the strategic direction of the healthcare cable operations and changes, if any, that can be made to enhance its profitability. This assessment includes a review of existing technology and products, as well as the need for additional investment. At March 31, 1996, Osborn Healthcare's assets consist primarily of net goodwill of $1.1 million and net property, plant and equipment of $0.2 million.

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

     (b) Reports on Form 8-K
          Form 8-K filed on February 16, 1996.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    OSBORN COMMUNICATIONS CORPORATION
                                   (Registrant)

Date: May 9, 1996             /s/ Frank D. Osborn
                              (Signature)
                              Frank D. Osborn
                              President and Chief Executive
Officer


Date: May 9, 1996              /s/ Thomas S. Douglas
                              (Signature)
                              Thomas S. Douglas
                              Principal Financial Officer