Form 10-Q
period 1996-06-30
OSBORN COMMUNICATIONS CORP /DE/
filed 1996-08-14
CIK 811714

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)
[X]   Quarterly  Report Pursuant to Section 13 or 15(d) of  the  Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1996
                                    or
[   ]  Transition  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from _______ to _______

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS
      Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
                                                    Outstanding
                 Class                           at August 9, 1996
           Common stock, $.01 par value              5,413,014
           Non-voting common stock, $.01 par value           -

                                 PART I

                           FINANCIAL INFORMATION


Item 1. Financial Statements

     (1) Consolidated Balance Sheets at June 30, 1996 (unaudited) and December 31, 1995

     (2) Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)

     (3) Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)

     (4) Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 1996 (unaudited)

     (5) Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  BALANCE  SHEETS

                                              June 30,   December 31,
                                                1996         1995
ASSETS                                      (Unaudited)
Current assets:
  Cash and cash equivalents                 $1,948,720   $12,994,779
  Accounts receivable, less allowance for
    doubtful accounts of $645,163 in 1996
    and $518,157 in 1995                     5,535,667     5,759,562
  Inventory                                  1,011,049       889,942
  Prepaid expenses and other current assets    854,406     1,525,308
    Total current assets                     9,349,842    21,169,591

Investment in affiliated companies             529,032       524,084

Property, plant and equipment, at cost,
  less accumulated depreciation of
  $15,311,369 in 1996 and $18,624,021
  in 1995                                   16,414,563    15,358,070
Intangible assets, net of accumulated
  amortization of $14,481,331 in 1996
  and $15,238,193 in 1995                   37,145,604    40,463,595
Other noncurrent assets                        118,120       118,753
Total assets                               $63,557,161   $77,634,093


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses     $6,300,862    $4,509,292
  Accrued wages and sales commissions          338,354       434,309
  Accrued interest payable                     174,137       459,114
  Accrued income taxes                       1,475,435       825,712
  Current portion of long-term debt                  -     2,718,000
    Total current liabilities                8,288,788     8,946,427

Long-term debt                              22,800,000    44,482,000
Deferred income taxes                        2,275,711     2,275,711
Other noncurrent liabilities                 1,363,113       432,916

Commitments and contingencies                        -             -
Stockholders' equity:
  Preferred stock, par value $.01 per
    share; authorized 5,000,000 shares,
    none issued and outstanding                      -             -
  Common stock, par value $.01 per share;
    authorized 7,425,000 shares, issued and
    outstanding shares: 5,423,014 and
    5,413,014, respectively, in 1996;
    5,286,347 and 5,276,347, respectively,
    in 1995                                     54,131        52,764
  Non-voting common stock, par value $.01
     per share; authorized 75,000 shares,
     none issued and outstanding                     -             -
  Additional paid-in capital                40,829,403    39,694,601
  Accumulated deficit                      (12,053,985)  (18,250,326)
  Total stockholders' equity                28,829,549    21,497,039
Total liabilities and stockholders'
    equity                                 $63,557,161   $77,634,093




See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENTS  OF OPERATIONS
For the three and six months ended June 30, 1996 and 1995
(Unaudited)


                               Three months ended       Six months ended
                                    June 30,                June 30,
                                1996      1995          1996        1995

Net revenues                $8,459,742  $9,128,860  $15,274,398  $16,800,455

Operating expenses:
  Selling, technical and
     program                 2,504,042   3,167,607    4,438,311    6,052,500
  Direct programmed music
     and entertainment       2,468,054   1,842,105    4,680,703    3,375,289
  General and administrative 1,806,497   1,883,821    3,490,779    3,759,461
  Depreciation and
     amortization            1,199,571   1,460,704    2,410,109    2,916,735
  Corporate expenses           468,994     423,762      925,786      849,377
Total operating expenses     8,447,158   8,777,999   15,945,688   16,953,362

Operating income (loss)         12,584     350,861     (671,290)    (152,907)

Other income                   262,950     125,347      170,268    1,898,979

Interest expense               577,062   1,433,490    1,212,243    2,847,010

Other gain (loss)            1,985,043           -    8,859,477            -

Income (loss) before
  income taxes               1,683,515    (957,282)   7,146,212   (1,100,938)

Provision for income taxes      98,643      98,125      949,871      191,330

Net income (loss)           $1,584,872 ($1,055,407)  $6,196,341  ($1,292,268)




Primary earnings per common share:
  Net income (loss)  per
     common share                $0.28      ($0.20)       $1.11       ($0.25)

Fully diluted earnings per common share:
  Net income (loss)  per
     common share                $0.28      ($0.20)       $1.10       ($0.25)

Weighted average common shares outstanding:
  Primary shares             5,672,572   5,252,688    5,599,760    5,259,194
  Fully diluted shares       5,685,584   5,252,688    5,640,152    5,259,194





See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)



                                                1996       1995

Cash flows from operating activities:
Net income (loss)                          $6,196,341   ($1,292,268)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
  Depreciation and amortization             2,410,109     2,916,735
  Other gain (loss)                        (8,859,477)            -
  Deferred income taxes                             -       100,000
  Non-cash interest expense                   118,662       208,760
  Distributions from affiliated companies           -    (1,653,634)
  Decrease (increase) in accounts receivable  223,895      (163,116)
  Increase in inventory                      (121,107)      (90,118)
  Decrease (increase) in prepaid expenses
     and other current assets                 670,902      (187,158)
  Increase in accounts payable and
     accrued expenses                       1,791,570       384,787
  Decrease in accrued wages and sales
     commissions                              (95,955)     (101,363)
  Decrease in accrued interest payable       (284,977)   (1,792,083)
  Increase (decrease) in accrued income
     taxes                                    649,723       (43,084)
Total adjustments                          (3,496,655)     (420,274)

Net cash provided by (used in) operating
   activities                               2,699,686    (1,712,542)

Cash flows from investing activities:
   Payments for acquisition of stations   (12,392,250)            -
   Net proceeds from sale of stations      24,168,614             -
   Distributions from affiliated
      companies                                     -     3,918,186
   Proceeds from note receivable                    -     1,620,455
   Capital expenditures                    (1,071,702)     (771,472)
   Expenditures for intangible assets               -      (218,219)
   Reclassification of other noncurrent           633        95,530
      assets
Net cash provided by investing
   activities                              10,705,295     4,644,480

Cash flows from financing activities:
   Proceeds from exercise of stock options     28,667             -
   Purchase and retirement of treasury
     stock                                          -      (642,354)
   Expenditures on deferred financing
     costs                                    (79,707)            -
   Principal payments on long-term debt   (24,400,000)            -
Net cash used in financing activities     (24,451,040)     (642,354)
Net (decrease) increase in cash and cash
   equivalents                            (11,046,059)    2,289,584
Cash and cash equivalents at beginning of
   period                                  12,994,779     6,368,473
Cash and cash equivalents at end of
   period                                  $1,948,720    $8,658,057


Supplemental cash flow information:
    Cash paid for interest                 $1,378,558    $4,430,333
    Cash paid for income taxes               $300,148      $134,414



See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS' EQUITY
For the six months ended June 30, 1996
(Unaudited)



                           Voting         Non-voting   Additional
                                 Par             Par    paid-in     Accumulated
                      Shares     value   Shares value   capital       deficit


Balance at December
  31, 1995           5,276,347  $52,764     -     -   $39,694,601  ($18,250,326)

Exercise of stock
  options                4,167       42     -     -        28,627             -

Issuance of common
   stock               132,500    1,325     -     -     1,106,175             -

Net income                   -        -     -     -             -     6,196,341


Balance at June 30,
   1996              5,413,014  $54,131     -      -  $40,829,403  ($12,053,985)





See accompanying notes.

                     OSBORN COMMUNICATIONS CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996

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

2. Plan of merger
      On July 23, 1996, the Company entered into an agreement and plan of merger with a subsidiary of Capstar Broadcasting Partners, Inc. ("Capstar") whereby Capstar will acquire all of the Company's common stock for $15.375 per share. Consummation of the merger is conditioned upon, among other things, approval of the transaction by the holders of a majority of the Company's common stock and the Federal Communications Commission ("FCC"). The merger is expected to be completed in February 1997.
      Concurrently with the execution of the merger agreement and as security for liquidated damages that may be payable by Capstar to the Company for Capstar's failure to consummate the merger, Capstar has deposited in an escrow account an irrevocable letter of credit in favor of the Company for the sum of $5.0 million. If the Company terminates the merger agreement by reason of receiving an alternative proposal which is deemed more favorable to the Company's stockholders, the Company must pay a termination fee of $3,750,000 to Capstar.

3. Acquisitions and dispositions
      On March 29, 1996, the Company acquired substantially all the assets of radio station WRIR-FM (formerly WHLX-FM), Wheeling, West Virginia for $0.8 million plus transaction costs. On June 11, 1996, the Company acquired substantially all the assets of radio stations WBBD-AM/WKWK-FM (formerly WKWK-AM/FM), Wheeling, West Virginia from WKWK Radio, Inc. for $2.7 million plus transaction costs. The Company managed WBBD-AM/WKWK-FM pursuant to a local marketing agreement ("LMA") from March 1996 through the closing of the acquisition. The Company already owns radio stations WWVA-AM/WOVK-FM in Wheeling and has agreed to acquire an additional FM radio station in the market (see Note 4).
     On April 1, 1996, the Company acquired substantially all the assets of radio stations WKII-AM/WFSN-FM (formerly WKII-AM/WEEJ-FM), Port Charlotte, Florida for $2.85 million plus transaction costs. In the event that the
Company is able to relocate WFSN-FM's broadcast antenna to the Company's Pine Island, Florida tower in order to better serve the Port Charlotte/Ft. Myers market, additional consideration of $750,000 will be paid. The additional consideration is included in other noncurrent liabilities in the consolidated balance sheet at June 30, 1996. Pending the closing of the acquisition, the stations were managed by the Company pursuant to an LMA since September 1995. The Company already owns radio station WOLZ-FM, Ft. Myers and has a 50% non-voting ownership interest in radio station WDRR-FM, San Carlos Park/Ft. Myers.
      On May 3, 1996, the Company acquired substantially all the assets of radio stations KNAX-FM/KRBT-FM, Fresno, California. Consideration for the acquisition consisted of $6.0 million plus 120,000 shares of the Company's common stock. In addition, the seller received an option to purchase shares of the Company's common stock at $8.00 per share contingent upon future increases in operating cash flow by KNAX-FM/KRBT-FM. Pending the closing of the acquisition, the stations were managed by the Company since January 1996 pursuant to an LMA. The Company plans to dispose of these radio stations in the fourth quarter of 1996 (see Note 4).
      On January 31, 1996, the Company sold substantially all the assets of radio station WWRD-FM, Jacksonville, Florida/Brunswick, Georgia for $2.5 million, resulting in a pre-tax gain of approximately $0.8 million. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On February 2, 1996, the Company sold substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York for $12.5 million, resulting in a pre-tax gain of approximately $6.0 million. Pending the closing of the disposition, the stations were managed by the purchaser pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 5, 1996, the Company sold substantially all the assets of radio station WFXK-FM, Raleigh/Tarboro, North Carolina to Pinnacle Broadcasting Corporation for $5.9 million, resulting in a pre-tax gain of approximately $2.2 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 21, 1996, the Company sold substantially all the assets of radio station WAYV-FM, Atlantic City, New Jersey to Equity Communications, L.P. for $3.1 million, resulting in a pre-tax gain of approximately $0.2 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA since March 1996. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 28, 1996, the Company sold substantially all the assets of radio station WFKS-FM, Daytona Beach/Palatka, Florida to Renda Broadcasting Corporation, the purchaser of radio station WWRD-FM, for $4.0 million, resulting in a pre-tax gain of approximately $0.8 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On December 22, 1995, the Company entered into an option agreement with Allbritton Communications Company for the sale of television station WJSU-TV, Anniston, Alabama, and an associated 10-year LMA.
      All of the acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of the properties acquired are included in the Company's consolidated results of operations from the respective dates of acquisition and until the date of disposition for properties disposed.

4. Pending transactions
      In July 1996, the Company agreed to acquire substantially all the assets of radio station WEGW-FM, Wheeling, West Virginia from Wheeling Radio Company for $0.8 million, subject to FCC approval. The transaction is expected to close in the fourth quarter of 1996.
      In July 1996, the Company agreed to acquire substantially all the assets of radio station WYNU-FM, Jackson/Milan, Tennessee from Ohio Broadcast Associates for $3.6 million, subject to FCC approval. The transaction is expected to close in the first quarter of 1997. The Company already owns one FM and one AM radio station in the market.
      In July 1996, the Company agreed to sell substantially all the assets of radio stations KNAX-FM/KRBT-FM, Fresno, California to American Radio Systems, Inc. for $11.0 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the fourth quarter of 1996, the purchaser is managing the stations pursuant to an LMA since August 1, 1996.

5. Osborn Healthcare
       Osborn Healthcare continues to experience operating losses. Consistent with the Company's previously stated intention to evaluate options to increase shareholder value, management has reviewed the strategic direction and long-term prospects of the Osborn Healthcare operations and has restructured the operations. The Company plans to focus resources on only the more profitable product lines. In conjunction with these plans, the Company has combined the Osborn Healthcare operations and the Company's programmed music operations, terminating certain employees of the Osborn Healthcare operations, and consolidating certain overhead. The Company has accrued costs of approximately $0.3 million, principally severance costs, in connection with the consolidation of operations. In addition, the Company has reduced goodwill by approximately $0.9 million to reflect the anticipated discounted cash flow from the remaining healthcare operations. The charges, totalling $1.2 million, are included in other gain (loss) in the consolidated statement of operations.

6. Pro forma financial information (unaudited)


                                      Six months ended June 30,
                                          1996         1995
Net revenues                         $15,568,000    $13,919,000
Net loss                              (1,848,000)    (1,897,000)
Net loss per share                        ($0.34)        ($0.35)



The unaudited pro forma information for the six months ended June 30, 1996 and 1995 assumes that the acquisitions and dispositions as described in
Note 3 had occurred at the beginning of each respective period. The gains on the sales of stations and the loss from Osborn Healthcare's restructuring in 1996 and the distribution from Northstar Television Group in 1995 are excluded from the pro forma results because of their nonrecurring nature. The pro forma information is not necessarily indicative either of the results of operations that would have occurred had these transactions been made at the beginning of the period, or of future results of operations.
     Net assets of properties to be disposed in Fresno aggregated $7.1 million at June 30, 1996, consisting of net property, plant and equipment of $2.5 million and net intangible assets of $4.6 million.

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

Plan of merger
On July 23, 1996, the Company entered into an agreement and plan of merger with a subsidiary of Capstar Broadcasting Partners, Inc. ("Capstar") whereby Capstar will acquire all of the Company's common stock for $15.375 per share. Consummation of the merger is conditioned upon, among other things, approval of the transaction by the holders of a majority of the Company's common stock and the Federal Communications Commission ("FCC"). The merger is expected to be completed in February 1997.
      Concurrently with the execution of the merger agreement and as security for liquidated damages that may be payable by Capstar to the Company for Capstar's failure to consummate the merger, Capstar has deposited in an escrow account an irrevocable letter of credit in favor of the Company for the sum of $5.0 million. If the Company terminates the merger agreement by reason of receiving an alternative proposal which is deemed more favorable to the Company's stockholders, the Company must pay a termination fee of $3,750,000 to Capstar.

Acquisitions and Dispositions
Given the less restrictive regulatory environment following the passage of the Telecommunications Act of 1996, the Company intends to own multiple radio stations in certain of its markets in order to attain a more dominant position in the respective market. If the Company determines that opportunities to acquire additional stations in a particular market are not satisfactory, it may dispose of its existing stations in such market. The Company also intends to pursue the acquisition of multiple stations in other markets.
      Consistent with its strategy of owning multiple stations in a market or leaving markets where opportunities to acquire additional stations are not satisfactory, the Company has entered into numerous transactions for the acquisition or disposition of broadcast properties in 1995 and early 1996.
      On March 29, 1996, the Company acquired substantially all the assets of radio station WRIR-FM, Wheeling, West Virginia for $0.8 million plus transaction costs. On June 11, 1996, the Company acquired substantially all the assets of radio stations WBBD-AM/WKWK-FM, Wheeling for $2.7 million plus transaction costs. The Company managed WBBD-AM/WKWK-FM pursuant to a local marketing agreement ("LMA") from March 1996 through the closing of the acquisition. The Company already owns radio stations WWVA-AM/WOVK-FM in Wheeling and, in July 1996, agreed to acquire an additional FM radio station in the market, WEGW-FM, for $800,000, subject to FCC approval.
     On April 1, 1996, the Company acquired substantially all the assets of radio stations WKII-AM/WFSN-FM, Port Charlotte, Florida for $2.85 million plus transaction costs. In the event that the Company is able to relocate WFSN-FM's broadcast antenna to the Company's Pine Island, Florida tower in order to better serve the Port Charlotte/Ft. Myers market, additional consideration of $750,000 will be paid. Pending the closing of the acquisition, the stations were managed by the Company pursuant to an LMA since September 1995. The Company already owns radio station WOLZ-FM, Ft. Myers and has a 50% non-voting ownership interest in radio station WDRR-FM, San Carlos Park/Ft. Myers.
      On May 3, 1996, the Company acquired substantially all the assets of radio stations KNAX-FM/KRBT-FM, Fresno, California. Consideration for the acquisition consisted of $6.0 million plus 120,000 shares of the Company's common stock. In addition, the seller received an option to purchase shares of the Company's common stock at $8.00 per share contingent upon future increases in operating cash flow by KNAX-FM/KRBT-FM. Pending the closing of the acquisition, the stations were managed by the Company since January 1996 pursuant to an LMA. In July 1996, the Company agreed to sell substantially all the assets of these two radio stations to American Radio Systems, Inc. for $11.0 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the fourth quarter of 1996, the purchaser is managing the stations pursuant to an LMA since August 1, 1996.
      On January 31, 1996, the Company sold substantially all the assets of radio station WWRD-FM, Jacksonville, Florida/Brunswick, Georgia for $2.5 million, resulting in a pre-tax gain of approximately $0.8 million. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On February 2, 1996, the Company sold substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York for $12.5 million, resulting in a pre-tax gain of approximately $6.0 million. Pending the closing of the disposition, the stations were managed by the purchaser pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 5, 1996, the Company sold substantially all the assets of radio station WFXK-FM, Raleigh/Tarboro, North Carolina to Pinnacle Broadcasting Corporation for $5.9 million, resulting in a pre-tax gain of approximately $2.2 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 21, 1996, the Company sold substantially all the assets of radio station WAYV-FM, Atlantic City, New Jersey to Equity Communications, L.P. for $3.1 million, resulting in a pre-tax gain of approximately $0.2 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA since March 1996. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 28, 1996, the Company sold substantially all the assets of radio station WFKS-FM, Daytona Beach/Palatka, Florida to Renda Broadcasting Corporation, the purchaser of radio station WWRD-FM, for $4.0 million, resulting in a pre-tax gain of approximately $0.8 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On December 22, 1995, the Company entered into an option agreement with Allbritton Communications Company for the sale of television station WJSU-TV, Anniston, Alabama, and an associated 10-year LMA.

Pending Transactions
      In July 1996, the Company agreed to acquire substantially all the assets of radio station WEGW-FM, Wheeling, West Virginia from Wheeling Radio Company for $0.8 million, subject to FCC approval. The transaction is expected to close in the fourth quarter of 1996.
      In July 1996, the Company agreed to acquire substantially all the assets of radio station WYNU-FM, Jackson/Milan, Tennessee from Ohio Broadcast Associates for $3.6 million, subject to FCC approval. The transaction is expected to close in the first quarter of 1997. The Company already owns one FM and one AM radio station in the market.
      In July 1996, the Company agreed to sell substantially all the assets of radio stations KNAX-FM/KRBT-FM, Fresno, California to American Radio Systems, Inc. for $11.0 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the fourth quarter of 1996, the purchaser is managing the stations pursuant to an LMA since August 1, 1996.

Results of Operations

Three months ended June 30, 1996 and 1995
Net revenues of $8,460,000 in the second quarter of 1996 represent a 7% decrease from 1995 quarterly net revenues of $9,129,000. Total operating expenses decreased 4%, from $8,778,000 in 1995 to $8,447,000 in 1996. The reduction in net revenues and operating expenses is attributable to the disposition of the Syracuse, Anniston, and Jacksonville properties and the Daytona Beach and Atlantic City LMAs, partially offset by the Port Charlotte, Wheeling and Fresno acquisitions and the increased level of activity at the programmed music division.
       Operating cash flow (operating income before depreciation, amortization and corporate expenses) decreased 25%, to $1,681,000 in 1996 from $2,235,000 in 1995. The decrease is primarily attributable to the disposition of the Syracuse and Anniston properties, the Atlantic City LMA, and start-up costs associated with the Port Charlotte acquisition, offset by stronger performance at the Asheville, Gadsden and Jackson radio stations and the Fresno acquisition. EBITDA (earnings before interest, taxes, depreciation and amortization) of $1,212,000 in the second quarter of 1996 decreased 33%, from $1,812,000 in 1995.
      Operating income of $13,000 in 1996 compares to $351,000 in 1995. Interest expense decreased $856,000, or 60%, to $577,000 in 1996 from $1,433,000 in 1995, primarily attributable to the repayment of debt and lower cost of capital related to the August 1995 debt refinancing. Interest expense in 1996 includes $58,000 of non-cash interest relating to deferred financing cost amortization.
      Results include pre-tax gains on the sales of the assets of the Raleigh, Daytona Beach and Atlantic City radio stations totalling $3.2 million, classified as other gain (loss) in the consolidated statement of operations. Other gain (loss) also includes a charge of $1.2 million representing the restructuring charge for Osborn Healthcare (see Note 5 to the consolidated financial statements). Net income of $1,585,000 in 1996, or $0.28 per share on a fully diluted basis, compares to net loss of $1,055,000, or $0.20 per share, in 1995.

Six months ended June 30, 1996 and 1995
Net revenues of $15,274,000 in the first half of 1996 represent a 9% decrease from 1995 net revenues of $16,800,000. Total operating expenses decreased 6%, from $16,953,000 in 1995 to $15,946,000 in 1996. The reduction in net revenues and operating expenses is attributable to the disposition of the Syracuse, Anniston, and Jacksonville properties and the Daytona Beach and Atlantic City LMAs, partially offset by growth by the
Asheville and Gadsden radio stations, the Port Charlotte, Wheeling and Fresno acquisitions, and the increased level of activity at the programmed music division.
       Operating cash flow (operating income before depreciation, amortization and corporate expenses) decreased 26%, to $2,665,000 in 1996 from $3,613,000 in 1995. The decrease is primarily attributable to the disposition of the Syracuse and Anniston properties, the Atlantic City LMA, and start-up costs associated with the Port Charlotte acquisition, partially offset by growth by the Asheville, Jackson and Gadsden radio stations, the Fresno acquisition, and the increased level of activity at the programmed music division. EBITDA (earnings before interest, taxes, depreciation and amortization) of $1,739,000 in the first half of 1996 decreased 37%, from $2,764,000 in 1995.
     Operating loss of $671,000 in 1996 compares to $153,000 in 1995. Other income in 1995 includes a distribution from Northstar Television Group of $1,572,000 (see Management Agreements). Interest expense decreased
$1,635,000,  or  57%,  to  $1,212,000 in  1996  from  $2,847,000  in  1995, primarily attributable to the repayment of debt and lower cost of capital related to the August 1995 debt refinancing. Interest expense in 1996 includes $118,000 of non-cash interest relating to deferred financing cost amortization.
      Results include pre-tax gains on the sales of the assets of the Syracuse, Jacksonville, Raleigh, Daytona Beach and Atlantic City radio stations totalling $10.1 million, classified as other gain (loss) in the consolidated statement of operations. Other gain (loss) also includes a charge of $1.2 million representing the restructuring charge for Osborn Healthcare (see Note 5 to the consolidated financial statements). Net income of $6,196,000 in 1996, or $1.10 per share on a fully diluted basis, compares to net loss of $1,292,000, or $0.25 per share, in 1995.

Liquidity and Capital Resources

Cash flows from operating activities
In 1996, net cash provided by operating activities was $2,700,000, compared to net cash used by operating activities of $1,713,000 in 1995 (see Results of Operations). The difference is primarily attributable to the amount and timing of interest payments.

Cash flows from investing activities
The Company made payments of approximately $12.4 million relating to the acquisition of radio stations and received net proceeds of approximately $24.2 million for the sales of radio stations in the first half of 1996 (see Acquisitions and dispositions).
      The Company received distribution payments in the first quarter of 1995 from Fairmont Communications Corporation and Northstar Television Group totalling $3,918,000, of which $2,265,000 related to income accrued in 1994 (see Results of Operations). The note receivable of $1,620,000 relating to the 1988 disposition of the Toledo, Ohio radio station and Muzak franchise was received in the first half of 1995.
      In addition to debt service requirements, the Company's remaining liquidity demands will be for capital expenditures and to meet working capital needs. The Company made capital expenditures of $1,072,000 and $771,000 in the first six months of 1996 and 1995, respectively, which are primarily attributable to equipment installations related to its programmed music franchises and improvements to technical facilities of certain of the radio stations.
      For the remainder of 1996, capital expenditures made by the Company will be a function of the number of installations by the programmed music franchises, as well as routine expenditures for the Company's broadcasting properties. In addition, the Company is in the process of relocating the newly-acquired FM radio station in Port Charlotte to its studios in Ft. Myers, and the radio station acquisitions in Wheeling to its owned facility in that market. For those acquisitions, the Company expects to make additional capital expenditures as necessary.

Cash flows from financing activities
The Company made net principal payments of long-term debt totalling approximately $24.4 million in the first half of 1996, primarily with the proceeds from the Anniston, Syracuse, Jacksonville, Raleigh, Daytona Beach and Atlantic City dispositions.
      In January 1995, the Company repurchased and subsequently retired 107,059 unregistered shares of its common stock which were held by an institution for $642,000. Also in January 1995, the Company paid $107,000 for the common shares repurchased in December 1994.

Long-term debt
Long-term debt to total capitalization decreased between December 31, 1995 and June 30, 1996 from 69% to 44%. The repayments of senior bank debt associated with the Anniston and Syracuse transactions permanently reduced the Company's credit facility from $56.0 million to $36.0 million.

Working capital
At June 30, 1996, cash and cash equivalents totalled $1,949,000, compared to $12,995,000 at December 31, 1995. Working capital decreased from $12,223,000 to $1,061,000 during the period, primarily due to the repayment of long-term debt.

The Company believes that cash flows from operations and existing funds will be sufficient to meet its current cash requirements in the ordinary course of business. It is not possible to ascertain the effect on the Company's liquidity that would result from potential future acquisitions, dispositions or debt repayments. Subject to limitations imposed by the proposed merger, the Company expects to evaluate all viable forms of financing when examining potential future acquisitions or its capital structure. This could take the form of, among other things, additional sales of stock or notes, bank and/or institutional borrowings, or seller financing, as well as internally generated funds.

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

Osborn Healthcare
       Osborn Healthcare continues to experience operating losses. Consistent with the Company's previously stated intention to evaluate options to increase shareholder value, management has reviewed the strategic direction and long-term prospects of the Osborn Healthcare operations and has restructured the operations. The Company plans to focus resources on only the more profitable product lines. In conjunction with these plans, the Company has combined the Osborn Healthcare operations and the Company's programmed music operations, terminating certain employees of the Osborn Healthcare operations, and consolidating certain overhead. The Company has accrued costs of approximately $0.3 million, principally severance costs, in connection with the consolidation of operations. In addition, the Company has reduced goodwill by approximately $0.9 million to reflect the anticipated discounted cash flow from the remaining healthcare operations. The charges, totalling $1.2 million, are included in other gain (loss) in the consolidated statement of operations.

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

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings
     The Company is a defendant in a purported class action filed on July 30, 1996, in the Court of Chancery of the State of Delaware in and for Newcastle County against the Company and all its directors and executive officers (the "Individual Defendants"). The complaint alleges principally that (i) the merger consideration is unfair and does not constitute a maximization of shareholder value and (ii) the Individual Defendants breached their fiduciary duties by failing to take responsible steps to maximize shareholder value. The plaintiff seeks injunctive relief to enjoin the consummation of the merger, but as of the date of this filing has not moved for preliminary injunctive relief and has not sought expedited proceedings. Alternatively, in the event that the merger is consummated, the plaintiff seeks damages caused by the alleged breach of fiduciary duties by the Individual Defendants. The Company believes, based on the facts, that it has valid defenses to the plaintiff's claims and intends to vigorously defend the action.

Item 2. Changes in Securities
     Not applicable

Item 3. Defaults upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders
     The annual meeting of shareholders was held on May 22, 1996.

     Frank D. Osborn, Brownlee O. Currey, Jr., H. Anthony Ittleson, Edward
     G. Nelson, William G. Spears, and Robert K. Zelle were re-elected as the six directors of the Company.

     The tabulation of votes cast for each director is as follows:
                         Votes For   Votes Against    Votes Abstained
     F.D. Osborn         4,148,994       5,930              -
     B.O. Currey, Jr.    4,148,994       5,930              -
     H.A. Ittleson       4,148,994       5,930              -
     E.G. Nelson         4,148,994       5,930              -
     W.G. Spears         4,148,994       5,930              -
     R.K. Zelle          4,148,994       5,930              -


     The shareholders approved the selection of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 1996. The tabulation of votes cast for the selection of Ernst & Young LLP is as follows:
                    Votes For    Votes Against       Votes Abstained
                    4,153,410       1,214              300

Item 5. Other information
     Not applicable

Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits
          (2) Agreement and Plan of Merger dated as of July 23, 1996 among OCC Acquisition Company, Inc., Osborn Communications Corporation and OCC Holding Corporation previously filed as Exhibit 2 to Form 8-K dated July 23, 1996 and incorporated herein by reference.

          (4) Form of Voting Agreement dated as of July 23, 1996 previously filed as Exhibit 4 to Form 8-K dated July 23, 1996 and incorporated herein by reference.

          (10.1) Amendment No.1 dated July 1, 1996 to the employment agreement dated July 1, 1994 between Osborn Communications Corporation and Frank D. Osborn

          (10.2) Amendment No.2 dated July 23, 1996 to the employment agreement dated July 1, 1994 between Osborn Communications Corporation and Frank D. Osborn

          (10.3) Asset Purchase Agreement dated as of July 2, 1996 by and among Ohio Broadcast Associates, Currey Broadcasting, Osborn
     Communications Corporation, Audrey Malkan, and Matthew Malkan

          (10.4) Asset Purchase Agreement dated as of July 8, 1996 by and between Wheeling Radio Company and Mountain Radio Corporation

          (10.5)  Asset Purchase Agreement dated as of July   , 1996
     between Breadbasket Broadcasting Corporation and American Radio Systems Corporation

     (b) Reports on Form 8-K
          Form 8-K dated May 3, 1996 and amended on Form 8-K/A-1 on
     July 15, 1996

          Form 8-K dated July 23, 1996

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    OSBORN COMMUNICATIONS CORPORATION
                                   (Registrant)

Date: August 12, 1996         /s/ Frank D. Osborn
                              (Signature)
                               Frank D. Osborn
                               President and Chief Executive Officer


Date: August 12, 1996          /s/ Thomas S. Douglas
                               (Signature)
                               Thomas S. Douglas
                               Principal Financial Officer