Form 10-Q
period 1996-09-30
OSBORN COMMUNICATIONS CORP /DE/
filed 1996-11-14
CIK 811714

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

                         (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                             or
[   ] Transition  Report Pursuant to Section 13 or 15(d)  of
the Securities Exchange Act of 1934
For the transition period from _______ to _______

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
                                                  Outstanding
            Class                             at November 7, 1996
  Common stock, $.01 par value                    5,413,014
  Non-voting common stock, $.01 par value                 -

                           PART I

                    FINANCIAL INFORMATION


Item 1. Financial Statements

     (1) Consolidated Balance Sheets at September 30, 1996
       (unaudited) and December 31, 1995

     (2) Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995
       (unaudited)

     (3) Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)

     (4) Consolidated Statement of Changes in Stockholders'
       Equity for the nine months ended September 30, 1996
       (unaudited)

     (5) Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  BALANCE  SHEETS


                                                      September 30, December 31,
                                                           1996         1995
                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $1,216,077  $12,994,779
  Accounts receivable, less allowance for doubtful
   accounts of $607,404 in 1996 and $518,157 in 1995      5,183,086    5,759,562
  Inventory                                                 891,853      889,942
  Prepaid expenses and other current assets               1,332,230    1,525,308
    Total current assets                                  8,623,246   21,169,591

Investment in affiliated companies                          528,644      524,084
Property, plant and equipment, at cost, less
 accumulated depreciation of $15,855,060 in 1996
 and $18,624,021 in 1995                                 16,008,051   15,358,070
Intangible assets, net of accumulated amortization
    of $15,194,742 in 1996 and $15,238,193 in 1995       36,398,379   40,463,595
Other noncurrent assets                                     165,814      118,753
    Total assets                                        $61,724,134  $77,634,093


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                  $4,922,638   $4,509,292
  Accrued wages and sales commissions                       368,832      434,309
  Accrued interest payable                                  142,806      459,114
  Accrued income taxes                                    1,233,359      825,712
  Current portion of long-term debt                               -    2,718,000
    Total current liabilities                             6,667,635    8,946,427

Long-term debt                                           22,200,000   44,482,000
Deferred income taxes                                     2,275,711    2,275,711
Other noncurrent liabilities                              1,325,262      432,916

Commitments and contingencies                                     -            -
Stockholders' equity:
  Preferred stock, par value $.01 per share;
   authorized 5,000,000 shares, none issued and outstanding       -            -
  Common stock, par value $.01 per share; authorized
    7,425,000 shares, issued and outstanding shares:
    5,423,014 and 5,413,014, respectively, in 1996;
    5,286,347 and 5,276,347, respectively, in 1995           54,131       52,764
  Non-voting common stock, par value $.01 per share;
    authorized 75,000 shares, none issued and outstanding         -            -
  Additional paid-in capital                             40,829,403   39,694,601
  Accumulated deficit                                  (11,628,008) (18,250,326)
  Total stockholders' equity                             29,255,526   21,497,039
    Total liabilities and stockholders' equity          $61,724,134  $77,634,093







See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For the three and nine months ended September 30, 1996 and 1995
(Unaudited)


                                    Three months ended         Nine months ended
                                       September 30,             September 30,
                                         1996       1995        1996        1995

Net revenues                         $11,229,162 $12,001,802 $26,503,560  $28,802,257

Operating expenses:
  Selling, technical and program       2,480,670   2,817,392   6,918,981    8,869,892
  Direct programmed music and
   entertainment                       4,027,034   3,773,692   8,707,737    7,148,981
  General and administrative           1,668,319   2,031,876   5,159,098    5,791,337
  Depreciation and amortization        1,262,943   1,398,887   3,673,052    4,315,622
  Corporate expenses                     465,823     426,674   1,391,609    1,276,051
      Total operating expenses         9,904,789  10,448,521  25,850,477   27,401,883

Operating income                       1,324,373   1,553,281     653,083    1,400,374

Other income (expense)                  (279,216)     70,757    (108,948)   1,969,736

Interest expense                         500,996   1,290,320   1,713,239    4,137,330

Other gain (loss)                              -           -   8,859,477            -

Income (loss) before income taxes
 and extraordinary item                  544,161     333,718   7,690,373     (767,220)

Provision for income taxes               118,184     106,824   1,068,055      298,154

Income (loss) before extraordinary item  425,977     226,894   6,622,318   (1,065,374)

Extraordinary item:
   Loss on debt extinguishment                 -  (3,921,061)          -   (3,921,061)


Net income (loss)                       $425,977 ($3,694,167)  $6,622,318 ($4,986,435)

Primary earnings per common share:
  Income (loss) before
     extraordinary item                    $0.07       $0.05        $1.17      ($0.20)
  Loss on debt extinguishment                  -       (0.75)           -       (0.75)
  Net income (loss)  per common share      $0.07      ($0.70)       $1.17      ($0.95)


Fully diluted earnings per common share:
  Income (loss) before
     extraordinary item                    $0.07       $0.05        $1.14      ($0.20)
  Loss on debt extinguishment                  -       (0.75)           -       (0.75)
  Net income (loss)  per common share      $0.07      ($0.70)       $1.14      ($0.95)

Weighted average common shares outstanding:
  Primary shares                       5,813,251   5,256,292    5,653,307   5,258,216
  Fully diluted shares                 5,848,889   5,256,292    5,788,437   5,258,216




See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)



                                                           1996        1995

Cash flows from operating activities:
Net income (loss)                                      $6,622,318  ($4,986,435)

Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
 Depreciation and amortization                          3,673,052    4,315,622
 Other (gain) loss                                     (8,859,477)           -
 Transaction costs for proposed merger                    296,965            -
 Loss on extinguishment of debt                                 -    3,921,061
 Deferred income taxes                                          -      150,000
 Non-cash interest expense                                183,029      291,133
 Distributions from affiliated companies                  (62,500)  (1,653,634)
 Decrease in accounts receivable                          576,476      125,043
 (Increase) decrease in inventory                          (1,911)       1,812
 Decrease (increase) in prepaid expenses and
    other current assets                                  193,078     (869,544)
 Increase (decrease) in accounts payable and
    accrued expenses                                      413,346     (669,199)
 Decrease in accrued wages and sales commissions          (65,477)    (162,078)
 Decrease in accrued interest payable                    (316,308)  (1,364,975)
 Increase (decrease) in accrued income taxes              407,647      (61,261)
Total adjustments                                      (3,562,080)   4,023,980
Net cash provided by (used in) operating activities     3,060,238     (962,455)

Cash flows from investing activities:
  Payments for acquisition of stations                (12,805,470)           -
  Net proceeds from sale of stations                   24,208,295            -
  Net proceeds from sale of other assets                  580,653            -
  Distributions from affiliated companies                  62,500    3,918,186
  Proceeds from note receivable                                 -    1,620,455
  Capital expenditures                                 (1,489,752)    (966,132)
  Expenditures for intangible assets                            -     (143,044)
  Transaction costs for proposed merger                  (296,965)           -
  Reclassification of other noncurrent assets             (47,061)      91,812
Net cash provided by investing activities              10,212,200    4,521,277

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                      -   44,500,000
  Debt issuance costs                                     (79,807)  (1,258,640)
  Proceeds from exercise of stock options                  28,667      154,863
  Purchase and retirement of treasury stock                     -     (642,354)
  Prepayment penalty                                            -     (500,000)
  Principal payments on long-term debt                (25,000,000) (50,000,000)
    Net cash used in financing activities             (25,051,140)  (7,746,131)
Net decrease in cash and cash equivalents             (11,778,702)  (4,187,309)
Cash and cash equivalents at beginning of period       12,994,779    6,368,473
Cash and cash equivalents at end of period             $1,216,077   $2,181,164


Supplemental cash flow information:
    Cash paid for interest                             $1,846,518   $5,216,445
    Cash paid for income taxes                           $660,408     $209,415





See accompanying notes.

OSBORN  COMMUNICATIONS  CORPORATION
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For the nine months ended September 30, 1996
(Unaudited)


                                                             Non-
                                          Voting          Non-voting     Additional
                                                 Par              Par      paid-in    Accumulated
                                     Shares     value   Shares   value     capital      deficit

Balance at December 31, 1995        5,276,347  $52,764        -       -  $39,694,601 ($18,250,326)

Exercise of stock options               4,167       42        -       -       28,627            -

Issuance of common stock              132,500    1,325        -       -    1,106,175            -

Net income                                  -        -        -       -            -    6,622,318

Balance at September 30, 1996       5,413,014  $54,131        -       -  $40,829,403 ($11,628,008)




See accompanying notes.

              OSBORN COMMUNICATIONS CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 1996

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

3. Acquisitions and dispositions
      On March 29, 1996, the Company acquired substantially all the assets of radio station WRIR-FM (formerly WHLX-FM), Wheeling, West Virginia for $0.8 million plus transaction costs. On June 11, 1996, the Company acquired substantially all the assets of radio stations WBBD-AM/WKWK-FM (formerly WKWK-AM/FM), Wheeling, West Virginia from WKWK Radio, Inc. for $2.7 million plus transaction costs. The Company managed WBBD-AM/WKWK-FM pursuant to a local marketing agreement ("LMA") from March 1996 through the closing of the acquisition. On October 28, 1996, the Company acquired substantially all the assets of radio station WEGW-FM, Wheeling, West Virginia for $0.8 million. The Company already owned radio stations WWVA-AM/WOVK-FM in Wheeling.
      On April 1, 1996, the Company acquired substantially all the assets of radio stations WKII-AM/WFSN-FM (formerly WKII-AM/WEEJ-FM), Port Charlotte, Florida for $2.85 million plus transaction costs. In the event that the Company is able to relocate WFSN-FM's broadcast antenna to the
Company's Pine Island, Florida tower in order to better serve the Port Charlotte/Ft. Myers market, additional consideration of $750,000 will be paid. The additional consideration is included in other noncurrent liabilities in the consolidated balance sheet at September 30, 1996. Pending the closing of the acquisition, the stations were managed by the Company pursuant to an LMA since September 1995. The Company already owns radio station WOLZ-FM, Ft. Myers and has a 50% non-voting ownership interest in radio station WDRR-FM, San Carlos Park/Ft. Myers.
      On May 3, 1996, the Company acquired substantially all the assets of radio stations KNAX-FM/KRBT-FM, Fresno, California. Consideration for the acquisition consisted of $6.0 million plus 120,000 shares of the Company's common stock. In addition, the seller received an option to purchase shares of the Company's common stock at $8.00 per share contingent upon future increases in operating cash flow by KNAX-FM/KRBT-FM. Pending the closing of the acquisition, the stations were managed by the Company since January 1996 pursuant to an LMA. The Company plans to dispose  of  these radio stations in the fourth  quarter  of
1996 (see Note 4).
     On January 31, 1996, the Company sold substantially all the assets of radio station WWRD-FM, Jacksonville, Florida/Brunswick, Georgia for $2.5 million, resulting in a pre-tax gain of approximately $0.8 million. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
     On February 2, 1996, the Company sold substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York for $12.5 million, resulting in a pre-tax gain of approximately $6.0 million. Pending the closing of the disposition, the stations were managed by the purchaser pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
     On June 5, 1996, the Company sold substantially all the assets of radio station WFXK-FM, Raleigh/Tarboro, North Carolina to Pinnacle Broadcasting Corporation for $5.9
million, resulting in a pre-tax gain of approximately $2.2 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 21, 1996, the Company sold substantially all the assets of radio station WAYV-FM, Atlantic City, New Jersey to Equity Communications, L.P. for $3.1 million, resulting in a pre-tax gain of approximately $0.2 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA since March 1996. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 28, 1996, the Company sold substantially all the assets of radio station WFKS-FM, Daytona Beach/Palatka, Florida to Renda Broadcasting Corporation, the purchaser of radio station WWRD-FM, for $4.0 million, resulting in a pre-tax gain of approximately $0.8 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On December 22, 1995, the Company entered into an option agreement with Allbritton Communications Company for the sale of television station WJSU-TV, Anniston, Alabama, and an associated 10-year LMA.
      All of the acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each acquisition has been allocated to the assets based upon their fair values at the date of acquisition. The results of operations of the properties acquired are included in the Company's consolidated results of operations from the respective dates of acquisition and until the date of disposition for properties disposed.

4. Pending transactions
       In July 1996, the Company agreed to acquire substantially all the assets of radio station WYNU-FM, Jackson/Milan, Tennessee from Ohio Broadcast Associates for $3.6 million, subject to FCC approval. The transaction is expected to close in the first quarter of 1997. The Company already owns one FM and one AM radio station in the market.
      In July 1996, the Company agreed to sell substantially all the assets of radio stations KNAX-FM/KRBT-FM, Fresno, California to American Radio Systems, Inc. for $11.0 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the fourth quarter of 1996, the purchaser is managing the stations pursuant to an LMA since August 1, 1996.
      In November 1996, the Company agreed to acquire substantially all the assets of radio station WTXT-FM, Tuscaloosa/Fayette, Alabama from Tuscaloosa Broadcasting Company, Inc. for approximately $5.1 million, subject to FCC approval. The transaction is expected to close in the first quarter of 1997.

5. Osborn Healthcare
      Osborn Healthcare continues to experience operating losses. Consistent with the Company's previously stated intention to evaluate options to increase shareholder value, management has reviewed the strategic direction and long-term prospects of the Osborn Healthcare operations and has restructured the operations. The Company plans to focus resources on only the more profitable product lines. In conjunction with these plans, the Company has combined the Osborn Healthcare operations and the Company's programmed music operations, terminating certain employees of the
Osborn Healthcare operations, and consolidating certain overhead. In the second quarter of 1996, the Company accrued costs of approximately $0.3 million, principally severance costs, in connection with the consolidation of operations. In addition, the Company has reduced goodwill by approximately $0.9 million to reflect the anticipated discounted cash flow from the remaining healthcare operations. The charges, totalling $1.2 million, are included in other gain (loss) in the consolidated statement of operations.

6. Pro forma financial information (unaudited)

                                         Nine months ended
                                            September 30,
                                          1996        1995

Net revenues                          $26,679,000  $24,439,000

Loss before extraordinary item           (754,000)  (1,305,000)

Net loss                                 (754,000)  (5,226,000)

Net loss per share                         ($0.14)      ($0.97)


     The unaudited pro forma information for the nine months ended September 30, 1996 and 1995 assumes that the acquisitions and dispositions as described in Note 3 had occurred at the beginning of each respective period. The gains on the sales of stations and the loss from Osborn Healthcare's restructuring in 1996 and the distribution from Northstar Television Group in 1995 are excluded from the pro forma results because of their nonrecurring nature. The pro forma information is not necessarily indicative either of the results of operations that would have occurred had these transactions been made at the beginning of the period, or of future results of operations.
     Net assets of properties to be disposed in Fresno aggregated $7.1 million at September 30, 1996, consisting of net property, plant and equipment of $2.4 million and net intangible assets of $4.7 million.

7. Debt refinancing
      In August 1995, the Company entered into a credit facility of $56.0 million with Society National Bank. The credit facility consists of a $46.0 million revolving credit agreement and a $10.0 million facility which may be used for acquisitions. The initial drawdown of $44.5 million, along with the Company's internally generated funds, was used to repay existing loans from a financial institution totalling $50.0 million and pay transaction costs. Along with the repayment of debt, the Company was able to cancel purchase rights with respect to 676,000 warrant shares of the 1,014,000 warrant shares issued with the previous loans.
     As a result of the repayment of the loans, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $3.9 million in 1995. The extraordinary loss is primarily due to non-cash charges from the write-off of deferred financing costs and debt discount.

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

Acquisitions and Dispositions
      Given the less restrictive regulatory environment following the passage of the Telecommunications Act of 1996, the Company intends to own multiple radio stations in
certain  of  its markets.  If  the   Company determines that
opportunities to acquire additional stations in a particular market are not satisfactory, it may dispose of its existing stations in such market. The Company also intends to pursue the acquisition of multiple stations in other markets.
       Consistent with its strategy of owning multiple stations in a market or leaving markets where opportunities to acquire additional stations are not satisfactory, the Company has entered into numerous transactions for the acquisition or disposition of broadcast properties in 1995 and 1996.
      On March 29, 1996, the Company acquired substantially all the assets of radio station WRIR-FM, Wheeling, West
Virginia for $0.8 million plus transaction costs. On June 11, 1996, the Company acquired substantially all the assets of radio stations WBBD-AM/WKWK-FM, Wheeling for $2.7 million plus transaction costs. The Company managed WBBD-AM/WKWK-FM pursuant to a local marketing agreement ("LMA") from March 1996 through the closing of the acquisition. On October 28, 1996, the Company acquired substantially all the assets of radio station WEGW-FM, Wheeling, West Virginia for $0.8
million.   The  Company  already owns radio  stations  WWVA-
AM/WOVK-FM in Wheeling.
      On April 1, 1996, the Company acquired substantially all the assets of radio stations WKII-AM/WFSN-FM, Port Charlotte, Florida for $2.85 million plus transaction costs. In the event that the Company is able to relocate WFSN-FM's broadcast antenna to the Company's Pine Island, Florida tower in order to better serve the Port Charlotte/Ft. Myers market, additional consideration of $750,000 will be paid. Pending the closing of the acquisition, the stations were managed by the Company pursuant to an LMA since September
1995.   The Company already owns radio station WOLZ-FM,  Ft.
Myers and has a 50% non-voting ownership interest in radio station WDRR-FM, San Carlos Park/Ft. Myers.
      On May 3, 1996, the Company acquired substantially all
the   assets  of  radio  stations  KNAX-FM/KRBT-FM,  Fresno,
California. Consideration for the acquisition consisted of $6.0 million plus 120,000 shares of the Company's common stock. In addition, the seller received an option to purchase shares of the Company's common stock at $8.00 per share contingent upon future increases in operating cash
flow  by  KNAX-FM/KRBT-FM.   Pending  the  closing  of   the
acquisition, the stations were managed by the Company since January 1996 pursuant to an LMA. In July 1996, the Company agreed to sell substantially all the assets of these two radio stations to American Radio Systems, Inc. for $11.0 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the fourth quarter of 1996, the purchaser is managing the stations pursuant to an LMA since August 1, 1996.
     On January 31, 1996, the Company sold substantially all
the   assets   of   radio  station  WWRD-FM,   Jacksonville,
Florida/Brunswick, Georgia for $2.5 million, resulting in a pre-tax gain of approximately $0.8 million. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
     On February 2, 1996, the Company sold substantially all the assets of radio stations WNDR-AM/WNTQ-FM, Syracuse, New York for $12.5 million, resulting in a pre-tax gain of approximately $6.0 million. Pending the closing of the disposition, the stations were managed by the purchaser pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
     On June 5, 1996, the Company sold substantially all the assets of radio station WFXK-FM, Raleigh/Tarboro, North Carolina to Pinnacle Broadcasting Corporation for $5.9
million,  resulting in a pre-tax gain of approximately  $2.2
million.   Pending  the  closing  of  the  transaction,  the
purchaser managed the station pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 21, 1996, the Company sold substantially all the assets of radio station WAYV-FM, Atlantic City, New Jersey to Equity Communications, L.P. for $3.1 million, resulting in a pre-tax gain of approximately $0.2 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA since March 1996. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On June 28, 1996, the Company sold substantially all the assets of radio station WFKS-FM, Daytona Beach/Palatka, Florida to Renda Broadcasting Corporation, the purchaser of radio station WWRD-FM, for $4.0 million, resulting in a pre-tax gain of approximately $0.8 million. Pending the closing of the transaction, the purchaser managed the station pursuant to an LMA. The net cash proceeds were used principally to repay long-term debt and fund transaction costs.
      On December 22, 1995, the Company entered into an option agreement with Allbritton Communications Company for the sale of television station WJSU-TV, Anniston, Alabama, and an associated 10-year LMA.

Pending Transactions
       In July 1996, the Company agreed to acquire substantially all the assets of radio station WYNU-FM, Jackson/Milan, Tennessee from Ohio Broadcast Associates for $3.6 million, subject to FCC approval. The transaction is expected to close in the first quarter of 1997. The Company already owns one FM and one AM radio station in the market.
      In July 1996, the Company agreed to sell substantially all the assets of radio stations KNAX-FM/KRBT-FM, Fresno, California to American Radio Systems, Inc. for $11.0 million, subject to FCC approval. Pending the closing of the transaction, which is expected in the fourth quarter of 1996, the purchaser is managing the stations pursuant to an LMA since August 1, 1996.
      In November 1996, the Company agreed to acquire substantially all the assets of radio station WTXT-FM, Tuscaloosa/Fayette, Alabama from Tuscaloosa Broadcasting Company, Inc. for approximately $5.1 million, subject to FCC approval. The transaction is expected to close in the first quarter of 1997.

Results of Operations

Three months ended September 30, 1996 and 1995
      Net revenues of $11,229,000 in the third quarter of 1996 represent a 6% decrease from 1995 quarterly net revenues of $12,002,000. Total operating expenses decreased
5%,  from  $10,449,000 in 1995 to $9,905,000 in  1996.   The
reduction   in  net  revenues  and  operating  expenses   is
attributable to the disposition of the businesses  described
in   Note   3  to  the  consolidated  financial  statements,
partially offset by the Wheeling, Port Charlotte, and Fresno acquisitions and growth of the Asheville, Gadsden and Jackson radio stations and the programmed music division.
       Operating   cash   flow  (operating   income   before
depreciation, amortization and corporate expenses) decreased 10%, to $3,053,000 in 1996 from $3,379,000 in 1995. The decrease is primarily attributable to the disposition of the Syracuse, Anniston and Atlantic City properties and start-
up costs associated with the Port Charlotte acquisition, offset by stronger performance at the Asheville and Gadsden radio stations and the Wheeling and Fresno acquisitions. EBITDA (earnings before interest, taxes, depreciation and amortization) of $2,587,000 in the third quarter of 1996 decreased 12%, from $2,952,000 in 1995.
      Operating income of $1,324,000 in 1996 compares to $1,553,000 in 1995. Transaction costs of approximately $300,000 relating to the proposed merger have been charged
to   other  income  (expense)  in  1996.  Interest   expense
decreased  $789,000,  or  61%,  to  $501,000  in  1996  from
$1,290,000 in 1995, primarily attributable to the  repayment of  debt. Interest expense in 1996 includes $64,000 of  non-
cash   interest   relating   to  deferred   financing   cost
amortization.
      Income  before extraordinary item in 1996 of $426,000,
or $0.07 per share, compares to income before extraordinary item of $227,000, or $0.05 per share in 1995. In the third quarter of 1995, the Company recorded an extraordinary loss on the early extinguishment of debt of $3,921,000, or $0.75 per share. Along with the repayment of debt, the Company was able to cancel purchase rights with respect to 676,000 warrant shares of the 1,014,000 warrant shares issued with the previous loans. Net income of $426,000 in 1996, or $0.07 per share on a fully diluted basis, compares to net loss of $3,694,000, or $0.70 per share, in 1995.

Nine months ended September 30, 1996 and 1995
     Net revenues of $26,504,000 in the first nine months of 1996 represent an 8% decrease from 1995 net revenues of $28,802,000. Total operating expenses decreased 6%, from $27,402,000 in 1995 to $25,850,000 in 1996. The reduction in net revenues and operating expenses is attributable to the disposition of the businesses described in Note 3 to the consolidated financial statements, partially offset by the Wheeling, Port Charlotte, and Fresno acquisitions, and growth of the Asheville and Gadsden radio stations and the programmed music division.
       Operating cash flow (operating income before depreciation, amortization and corporate expenses) decreased 18%, to $5,718,000 in 1996 from $6,992,000 in 1995. The decrease is primarily attributable to the disposition of the Syracuse, Anniston and Atlantic City properties and start-up costs associated with the Port Charlotte acquisition, partially offset by growth of the Asheville, Gadsden and Jackson radio stations, the Wheeling and Fresno acquisitions, and the increased level of activity at the programmed music division. EBITDA (earnings before interest, taxes, depreciation and amortization) of $4,326,000 in the first nine months of 1996 decreased 24%, from $5,716,000 in 1995.
      Operating income of $653,000 in 1996 compares to $1,400,000 in 1995. Transaction costs of approximately $300,000 relating to the proposed merger have been charged to other income (expense) in 1996. Other income in 1995 includes a distribution from Northstar Television Group of $1,572,000 (see Management Agreements). Interest expense decreased $2,424,000, or 59%, to $1,713,000 in 1996 from
$4,137,000 in 1995, primarily attributable to the repayment of debt and lower cost of capital related to the August 1995 debt refinancing. Interest expense in 1996 includes $183,000 of non-cash interest relating to deferred financing cost amortization.
      Results in 1996 include pre-tax gains on the sales of the assets of the Syracuse, Jacksonville, Raleigh, Daytona Beach and Atlantic City radio stations totalling $10.1 million, classified as other gain (loss) in the consolidated statement of operations. Other gain (loss) also includes a charge of $1.2 million representing the restructuring charge for Osborn Healthcare (see Note 5 to the consolidated financial statements). Income before extraordinary item in 1996 of $6,622,000, or $1.14 per share, compares to loss before extraordinary item in 1995 of $1,065,000, or $0.20 per share. In the third quarter of 1995, the Company recorded an extraordinary loss on the early extinguishment of debt of $3,921,000, or $0.75 per share. Net income of $6,622,000 in 1996, or $1.14 per share on a fully diluted basis, compares to net loss of $4,986,000, or $0.95 per share, in 1995.

Liquidity and Capital Resources

Cash flows from operating activities
      In 1996, net cash provided by operating activities was $3,060,000, compared to net cash used by operating activities of $962,000 in 1995 (see Results of Operations). The difference is primarily attributable to the amount and timing of interest payments.

Cash flows from investing activities
      The Company made payments of approximately $12.8 million relating to the acquisition of radio stations and received net proceeds of approximately $24.2 million for the sales of radio stations in the first nine months of 1996 (see Acquisitions and dispositions).
     The Company received distribution payments in 1995 from Fairmont Communications Corporation and Northstar Television Group totalling $3,918,000, of which $2,265,000 related to income accrued in 1994 (see Results of Operations). The note receivable of $1,620,000 relating to the 1988 disposition of the Toledo, Ohio radio station and Muzak franchise was received in 1995.
     In addition to debt service requirements, the Company's remaining liquidity demands will be for capital expenditures and to meet working capital needs. The Company made capital expenditures of $1,490,000 and $966,000 in the first nine months of 1996 and 1995, respectively, which are primarily attributable to equipment installations related to its programmed music franchises and improvements to technical facilities of certain of the radio stations acquired in 1996.
     For the remainder of 1996, capital expenditures made by the Company will be a function of the number of installations by the programmed music franchises, as well as routine expenditures for the Company's broadcasting properties. In addition, the Company is in the process of relocating the newly-acquired FM radio station in Port Charlotte to its studios in Ft. Myers, and the radio station acquisitions in Wheeling to its owned facility in that market. For those acquisitions, the Company expects to make additional capital expenditures as necessary.

Cash flows from financing activities
      The Company made net principal payments of long-term debt totalling approximately $25.0 million in the first nine months of 1996, primarily with the proceeds from the Anniston, Syracuse, Jacksonville, Raleigh, Daytona Beach and Atlantic City dispositions, offset by additional borrowings relating to the Wheeling, Port Charlotte and Fresno acquisitions.
       In January 1995, the Company repurchased and subsequently retired 107,059 unregistered shares of its common stock which were held by an institution for $642,000. Also in January 1995, the Company paid $107,000 for the common shares repurchased in December 1994.

Long-term debt
       Long-term debt to total capitalization decreased between December 31, 1995 and September 30, 1996 from 69% to 43%. The repayments of senior bank debt associated with the Anniston and Syracuse transactions permanently reduced the Company's credit facility from $56.0 million to $36.0 million.

Working capital
      At September 30, 1996, cash and cash equivalents totalled $1,216,000, compared to $12,995,000 at December 31, 1995. Working capital decreased from $12,223,000 to $1,956,000 during the period, primarily due to the repayment of long-term debt.

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

Management Agreements
     The Company currently owns 25% of the stock of Fairmont Communications Corporation ("Fairmont"). Fairmont is currently managed by the Company pursuant to a management agreement, for which the Company receives a modest management fee plus reimbursement of out-of-pocket expenses and allocated overhead costs. All of Fairmont's stations were sold by the second quarter of 1994. The Company will continue to manage Fairmont pursuant to the management agreement which expires upon the liquidation of Fairmont, which is expected to occur in 1997.
     The Company held a 32% interest in Northstar Television Group, Inc. ("Northstar") and managed Northstar's four television stations pursuant to a management agreement in return for reimbursement of out-of-pocket expenses and allocated overhead costs. In 1994, Northstar's creditors and equity investors reached an agreement with respect to restructuring Northstar's highly leveraged capital structure pursuant to which, among other things, the Company received a portion of accrued and unpaid management fees and retains an economic interest. The Company's management agreement with Northstar terminated following the restructuring. In January 1995, three of Northstar's four television stations were sold and the Company received a distribution of approximately $1.6 million (see Results of Operations).

Osborn Healthcare
      Osborn Healthcare continues to experience operating losses. Consistent with the Company's previously stated intention to evaluate options to increase shareholder value, management has reviewed the strategic direction and long-term prospects of the Osborn Healthcare operations and has restructured the operations. The Company plans to focus resources on only the more profitable product lines. In conjunction with these plans, the Company has combined the Osborn Healthcare operations and the Company's programmed music operations, terminating certain employees of the
Osborn Healthcare operations, and consolidating certain overhead. In the second quarter of 1996, the Company accrued costs of approximately $0.3 million, principally severance costs, in connection with the consolidation of operations. In addition, the Company reduced goodwill by approximately $0.9 million to reflect the anticipated discounted cash flow from the remaining healthcare operations. The charges, totalling $1.2 million, are included in other gain (loss) in the consolidated statement of operations.

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

Item 2. Changes in Securities
     Not applicable

Item 3. Defaults upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Securities
        Holders
     Not applicable

Item 5. Other information
     Not applicable

Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits
          (10.1) Asset Purchase Agreement dated as of
          October 28, 1996 by and between Tuscaloosa
          Broadcasting Company, Inc. and Osborn
          Communications Corporation
     (b) Reports on Form 8-K
          Form 8-K dated July 23, 1996
          Form 8-K dated September 3, 1996

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    OSBORN COMMUNICATIONS CORPORATION
                                   (Registrant)

Date: November 11, 1996       /s/ Frank D. Osborn
                              (Signature)
                              Frank D. Osborn
                              President and Chief Executive Officer


Date: November 11, 1996        /s/ Thomas S. Douglas
                               (Signature)
                               Thomas S. Douglas
                               Principal Financial Officer